Form 10-Q
period 1994-03-31
NATIONAL HEALTHCORP L P
filed 1994-05-10
CIK 805274

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934




   For quarter ended March 31, 1994         Commission file number 33-9881





                           NATIONAL HEALTHCORP L.P.
           -------------------------------------------------------
            (Exact name of registrant as specified in its Charter)




           Delaware                                         62-1292855
- - -------------------------------                        ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)


         100 Vine Street
         Murfreesboro, TN                                      37130
- - -------------------------------                        ---------------------
       (Address of principal                                 (Zip Code)
         executive offices)

      Registrant's telephone number, including area code (615) 890-2020


Indicate by check mark whether the registrant

  (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                          Yes   x          No
                              -----           -----
  (2)     Has been subject to such filing requirements for the past 90 days.

                          Yes   x          No
                              -----           -----
7,796,433 units were outstanding as of May 2, 1994.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           NATIONAL HEALTHCORP L.P.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                       ----------------------
                                                                                       1994              1993
                                                                                       ----              ----
                                                                                           (in thousands)

REVENUES:
  Net patient revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   62,058        $   52,399
  Other revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,540             5,011
                                                                                   ----------        ----------
         Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,598            57,410
                                                                                   ----------        ----------

COSTS AND EXPENSES:
  Salaries, wages and benefits  . . . . . . . . . . . . . . . . . . . . . . . . .      37,345            30,642
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,075            18,523
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .       3,251             2,820
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,701             2,898
                                                                                   ----------        ----------
         Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . .      65,372            54,883
                                                                                   ----------        ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,226        $    2,527
                                                                                   ==========        ==========

EARNINGS PER UNIT:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .41        $      .33
                                                                                   ==========        ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .37        $      .31
                                                                                   ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,799,379         7,750,093
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,772,245         9,723,311

CASH DISTRIBUTIONS PER UNIT . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      .24        $      .16
                                                                                   ==========        ==========

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       32        $       25
  Limited Partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,194        $    2,502
                                                                                   ----------        ----------
                                                                                   $    3,226        $    2,502
                                                                                   ==========        ==========

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                                    March 31          December 31
                                                                                      1994                1993
                                                                                  -----------         -----------
                                                                                  (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,915             $    145
  Cash held by trustees . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,238                1,289
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,628                5,670
  Accounts receivable, less allowance for
    doubtful accounts of $2,776 and $2,612  . . . . . . . . . . . . . . . . . .     36,401               30,395
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,246                4,219
  Note receivable from NHI  . . . . . . . . . . . . . . . . . . . . . . . . . .         --               26,700
  Loan participation agreements . . . . . . . . . . . . . . . . . . . . . . . .     25,518               37,379
  Inventory at lower of cost (first-in,
    first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . .      2,870                2,933
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .      1,148                  561
                                                                                  --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .     90,964              109,291
                                                                                  --------             --------

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost  . . . . . . . . . . . . . . . . . . . . . . .    122,491              108,663
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (25,846)             (24,216)
  Assets under arrangement with other parties . . . . . . . . . . . . . . . . .    104,875              106,488
                                                                                  --------             --------
         Net property, equipment and assets under
           arrangement with other parties . . . . . . . . . . . . . . . . . . .    201,520              190,935
                                                                                  --------             --------

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .      1,715                1,663
  Unamortized financing costs . . . . . . . . . . . . . . . . . . . . . . . . .      3,018                3,085
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,868               25,000
  Notes receivable from National  . . . . . . . . . . . . . . . . . . . . . . .     11,972               11,861
  Minority equity investments and other . . . . . . . . . . . . . . . . . . . .      7,367                2,845
                                                                                  --------             --------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     51,940               44,454
                                                                                  --------             --------

                                                                                  $344,424             $344,680
                                                                                  ========             ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                            LIABILITIES AND CAPITAL

                                                                                    March 31          December 31
                                                                                      1994                1993
                                                                                  ------------        -----------
                                                                                   (Unaudited)

CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . .    $   3,638          $   3,569
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,326              5,357
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,995             13,981
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,391                988
  Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              8,576
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        9,046              7,327
                                                                                   ---------          ---------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .       35,396             39,798
                                                                                   ---------          ---------

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . . . .       57,941             54,625

DEBT SERVICED BY OTHER PARTIES, less current portion  . . . . . . . . . . . . .      111,481            112,116

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES . . . . . . . . . . . . . . . .          775                767

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES  . . . . . . . . . . . . . . . . . . . . . . . .       30,000             30,000

DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,832             14,848

PARTNERS' CAPITAL:
  General partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,041              1,027
  Limited partners, less notes receivable . . . . . . . . . . . . . . . . . . .       92,958             91,499
                                                                                   ---------          ---------
         Total partners' capital  . . . . . . . . . . . . . . . . . . . . . . .       93,999             92,526
                                                                                   ---------          ---------
                                                                                   $ 344,424          $ 344,680
                                                                                   =========          =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCORP L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                                  ------------------
                                                                                                  1994         1993
                                                                                                  ----         ----
                                                                                                    (in thousands)
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,226         $ 2,527
  Adjustments to reconcile net income to net cash
    provided from (used in) operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,159           2,770
    Provision for doubtful accounts and notes . . . . . . . . . . . . . . . . . . . . . . .        514             353
    Amortization of intangibles and deferred charges  . . . . . . . . . . . . . . . . . . .        181             150
    Amortization of deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (96)            (60)
    Equity in earnings of unconsolidated investments  . . . . . . . . . . . . . . . . . . .        (82)           (990)
     Distributions from unconsolidated investments . . . . . . . . . . . . . . . . . . . . .        41           1,173
  Changes in assets and liabilities:
    Decrease in marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .         42           7,242
    Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,520)         (1,617)
    Decrease in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63             264
    Increase in prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . .       (587)           (697)
    Increase (decrease) in trade accounts payable . . . . . . . . . . . . . . . . . . . . .        969            (871)
    Increase in accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,014           1,142
    Increase in accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .        403              67
    Increase in other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      1,719           3,961
                                                                                               -------         -------
                                                                                                 4,046          15,414
                                                                                               -------         -------
CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and equipment, net  . . . . . . . . . . . . . .    (13,736)         (3,849)
  (Increase) decrease in long-term notes receivable . . . . . . . . . . . . . . . . . . . .     35,555         (11,627)
  (Increase) decrease in investments and other  . . . . . . . . . . . . . . . . . . . . . .     (4,493)             13
                                                                                               -------         -------
                                                                                                17,326         (15,463)
                                                                                               -------         -------
CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,329           3,780
  (Increase) decrease in cash held by trustee . . . . . . . . . . . . . . . . . . . . . . .         51            (109)
  Increase in minority interest in subsidiaries . . . . . . . . . . . . . . . . . . . . . .          8               4
  (Increase) decrease in bond reserve funds, mortgage
    replacement reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .        (52)             58
  Collection of receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60             142
  Payments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,609)         (1,168)
  Cash distributions to partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,389)         (1,233)
  Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (52)
                                                                                               -------         -------
                                                                                                (7,602)          1,422
                                                                                               -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .     13,770           1,373
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .        145          13,012
                                                                                               -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .    $13,915         $14,385
                                                                                               =======         =======

Supplemental Information:
  Cash payments for interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,298         $ 2,832
                                                                                               =======         =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCORP L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (dollars in thousands)


                                                            Receivables
                                                            From Sale of
                                          Partnership       Partnership       General     Limited       Partners'
                                             Units             Units         Partners     Partners       Total
                                             -----             -----         --------     --------       -----

BALANCE AT DECEMBER 31, 1993               7,796,433         $(15,134)        $1,027      $106,633      $ 92,526

Net income                                        --               --             32         3,194         3,226
Collection of receivables                         --               60             --            --            60
Cash distributions
  ($.24 per unit)                                                                (18)       (1,795)       (1,813)
                                           ---------         --------         ------      --------      --------

BALANCE AT MARCH 31, 1994                  7,796,433          (15,074)         1,041       108,032        93,999
                                           =========         ========         ======      ========      ========


BALANCE AT DECEMBER 31, 1992               7,748,592         $(16,174)        $  791      $ 83,305      $ 67,922

Net income                                        --               --             25         2,502         2,527
Collection of receivables                         --              142             --            --           142
Cash distributions
  ($.16 per unit)                                 --               --            (12)       (1,221)       (1,233)
                                           ---------         --------         ------      --------      --------

BALANCE AT MARCH 31, 1993                  7,748,592         $(16,032)        $  804      $ 84,586      $ 69,358
                                           =========         ========         ======      ========      ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)





Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements for the three months ended March 31, 1994 and 1993, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1994. The interim condensed balance sheet at December 31, 1993 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1993, December 31, 1992, and December 31, 1991.


Note 2 - OTHER REVENUES:

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                  ------------------
                                                                                   1994         1993
                                                                                   ----         ----
                                                                                    (in thousands)
     Revenue from managed centers                                                $ 3,969      $ 2,928
     Guarantee fees                                                                  250          145
     Advisory fee from NHI                                                           456          406
     Earnings on securities                                                           55           99
     Equity in earnings of unconsolidated
       investments                                                                    77          436
     Interest income                                                               1,442          726
     Other                                                                           291          271
                                                                                 -------      -------
                                                                                 $ 6,540      $ 5,011
                                                                                 =======      =======



     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - MARKETABLE SECURITIES:

     Marketable equity securities are carried at the lower of cost or aggregate market. The following summarizes the valuation allowances and the unrealized gains and losses associated with marketable equity securities:

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)





                                                                          Three Months Ended
                                                                               March 31
                                                                          ------------------
                                                                           1994         1993
                                                                           ----         ----
                                                                             (in thousands)

     Cost at end of period                                                $5,690      $1,587
     Aggregate market at end of period                                     5,628       1,964
                                                                          ------      ------
     Unrealized (gain) loss at end of period                              $   62      $ (377)
                                                                          ======      ======

     At March 31, 1994, the net unrealized loss of $62,000 consists of gross unrealized gains of $412,000 and gross unrealized losses of $474,000. At March 31, 1993, the net unrealized gain of $377,000 consists of gross unrealized gains of $450,000 and gross unrealized losses of $73,000.

     Net realized gains on sales of marketable securities determined on a specific identification basis, aggregated $20,000 for the three months ended March 31, 1994. Net realized losses on sales of marketable securities for the three months ended March 31, 1993 aggregated $15,000. Pretax earnings on the portfolio before unrealized gains and losses totaled $117,000 and $99,000 for the same periods, which includes realized gains and losses, dividend income, interest income and investment expense.

Note 4 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which the Partnership manages for others, the Partnership has guaranteed some or all of the debt (principal and interest) on those centers. For this service the Partnership charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to the Partnership's management fee. The principal amounts outstanding under the guarantees is approximately $80,041,000 at March 31, 1994 with interest rates ranging from approximately 2.4% to 12.2%.


Note 5 - ACQUISITIONS:

     In February, 1994, the Partnership acquired the stock of Spectrum Enterprises, Inc. and Spectrum Private Nursing Services, Inc. for a total consideration of approximately $4,253,000. Spectrum Enterprises, Inc. owns and operates eleven homecare programs located in Panama City, Port St. Joe, Carrabelle, Crawfordville, Tallahassee, Madison, Perry, Blountstown, Marianna, Quincy and Chipley, Florida. Spectrum Private Nursing Services, Inc. owns and operates two homecare programs located in Panama City and Tallahassee, Florida which provides services to private payors exclusively. Former

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




shareholders have signed a covenant not to compete. The Partnership is amortizing the cost of the covenant not to compete over its term (96 months).

     In February, 1994, the Partnership purchased for approximately $6,000,000 a 120-bed long-term health care center located in Naples, Florida.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

     Net income for the first quarter rose 28% to $3,226,000 from $2,527,000 for the same period last year. Fully diluted earnings per unit increased to 37 cents from 31 cents, a 19% increase. Revenues for the quarter ended March 31 were up 19% to $68,543,000 compared to $57,311,000 a year earlier.

     Salaries, wages and benefits, the largest operating costs of the Company, were $37,345,000 for the three-month period this year, a 22% increase over $30,642,000 last year. These increases are due primarily to inflationary wage increases and to the increased number of employees because of growth. Net revenue experienced a 19% increase for the same period.

     The increased revenues and earnings for the quarter reflect continued strength from operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased beds from 5,766 beds to 6,056 beds. The number of beds managed for others has increased from 5,038 beds to 5,945 beds. The number of homecare locations has increased from 17 locations to 30 locations. These increases in numbers of beds and locations as well as increased emphasis on rehabilitative services are the primary contributors to the 19% increase in revenues for the quarter.

     The total census for the quarter averaged 93.9% compared to an average of 93.1% for the same quarter a year ago.


Liquidity and Capital Resources

     At March 31, 1994, the ratio of current assets to current liabilities is
2.3 to 1. Working capital is $55,568,000. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Development

     NHC presently has 778 beds under development in five states. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.

     The quarter included the addition of two owned centers and the purchase of a Panama City-based homecare company. The new centers are a newly construction 83-bed center in Lexington, South Carolina and a three year old 120-bed center in Naples, Florida. Both centers offer 24 hour nursing care as well as a full-range of rehabilitative services. In addition, the Naples center uses 60 of its 120 beds for assisted living services and the Lexington center has a 12-bed subacute care unit. The homecare company purchase allowed us to expand our homecare services to Florida cities such as Panama City, Port St. Joe, Carrabelle, Crawfordville, Tallahassee, Madison, Perry, Blountstown, Marianna, Quincy, Chipley and surrounding areas. We have 37 long-term care centers in the state of Florida and providing homecare at these locations will allow thousands of patients to receive professional nursing care and speech, physical and occupational therapy in their homes. We made 318,588 homecare visits in 1993 and we expect to make approximately 700,000 visits in 1994.

     NHC now operates 96 long-term health care centers with 12,010 beds.


Cash Distributions

     On February 14, 1994, NHC paid a cash distribution of 24 cents per unit to unitholders of record on December 31, 1992. This payment was the last cash distribution related to regular earnings for 1992.

     On January 10, 1994, NHC paid a special cash distribution of $1.10 per unit to unitholders of record on December 1, 1993. This payment was paid to unitholders to help defray taxes on the capital gain of $3.24 per unit related to the sale in 1993 of the company's investment in VHA Long Term Care.

     NHC has also announced its first regular quarterly distribution for 1994. The distribution, in the amount of 31 cents per unit, is to be paid May 13 to unitholders of record on March 31.

     NHC intends to distribute approximately 60% of ordinary taxable income to unitholders in 1994.

                            NATIONAL HEALTHCORP L.P.
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)

                          PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings.

             The Company is subject to claims and suits in the ordinary course of business. While there are several worker's compensation and personal liability claims and other suits presently in the court system, management believes that the ultimate resolution of all pending proceedings will not have any material adverse effect on the Company or its operations.

Item 2.  Changes in Securities.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to Vote of Security Holders

              (a) The annual meeting of the unitholders was held on March 10, 1994.

              (b)     Matters voted upon at the meeting are as follows:

         PROPOSAL NO. 1:  Ratify 1994 Unit Option Plan.

                                                                             % of Total
                                                                          Outstanding Shares
                                                        Broker          ----------------------
          For        Against         Abstain           Non Vote         Voting       Voting For
          ---        -------         -------           --------         ------       ----------
        5,317,810    24,043           6,003            728,711           77.94         68.21


        PROPOSAL NO. 2:  Ratify 1994 Performance Bonus Plan

                                                                              % of Total
                                                                          Outstanding Shares
                                                                        ------------------------
          For        Against         Abstain                            Voting        Voting For
          ---        -------         -------                            ------        ----------
        6,049,330    22,322           3,915                              77.93          77.59


        PROPOSAL NO. 3: Ratify the appointment of Arthur Andersen & Company as the Partnership's independent accountant.

                                                                               % of Total
                                                                           Outstanding Shares
                                                                        --------------------------
          For        Against         Abstain                            Voting        Voting For
          ---        -------         -------                            ------        ------------
        6,071,338     2,262           2,967                             77.94           77.87

                            NATIONAL HEALTHCORP L.P.
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)


Part II.  Other Information (continued)



Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     List of exhibits - none required
          (b)     Reports on Form 8-K - none required

                            NATIONAL HEALTHCORP L.P.
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)



                                   SIGNATURES


     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NATIONAL HEALTHCORP L.P.
                                                  ------------------------
                                                       (Registrant)



Date     May 2, 1994                              /s/ Richard F. LaRoche, Jr.
                                                  -----------------------------
                                                  Richard F. LaRoche, Jr.
                                                  Secretary



Date     May 2, 1994                              /s/ Donald K. Daniel
                                                  -----------------------------
                                                  Donald K. Daniel Vice
                                                  President and Controller
                                                  Principal Accounting Officer