Form 10-Q
period 1994-06-30
NATIONAL HEALTHCORP L P
filed 1994-08-03
CIK 805274

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934




For quarter ended      June  30, 1994       Commission file number   33-9881
                  ------------------------                         ------------



                           NATIONAL HEALTHCORP L.P.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)




             Delaware                                   62-1292855
- ----------------------------------                  -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                      Identification No.)


         100 Vine Street
         Murfreesboro, TN                                    37130
- -------------------------------------------         -----------------------
         (Address of principal                             (Zip Code)
          executive offices)



  Registrant's telephone number, including area code     (615) 890-2020
                                                     ----------------------

Indicate by check mark whether the registrant

         (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                           Yes   x          No
                               ------          -------
         (2) Has been subject to such filing requirements for the past 90 days.

                           Yes   x          No
                               ------          -------

7,796,533 units were outstanding as of July 29, 1994.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NATIONAL HEALTHCORP L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      Three Months Ended       Six Months Ended
                                                           June 30                  June 30
                                                     --------------------     -------------------
                                                       1994       1993         1994       1993
                                                       ----       ----         ----       ----
                                                         (in thousands)          (in thousands)
REVENUES:
  Net patient revenues  . . . . . . . . .           $ 64,426    $ 53,362   $ 126,484     $105,761
  Other revenues  . . . . . . . . . . . .              6,702       5,556      13,242       10,567
                                                     -------     -------     -------      -------
         Net revenues . . . . . . . . . .             71,128      58,918     139,726      116,328
                                                     -------     -------     -------      -------

COSTS AND EXPENSES:
  Salaries, wages and benefits  . . . . .             39,347      30,644      76,692       61,136
  Other operating . . . . . . . . . . . .             21,940      19,845      44,015       38,518
  Depreciation and amortization . . . . .              3,462       2,859       6,713        5,679
  Interest  . . . . . . . . . . . . . . .              2,932       2,846       5,633        5,744
                                                     -------     -------     -------      -------
         Total costs and expenses . . . .             67,681      56,194     133,053      111,077
                                                     -------     -------     -------      -------

NET INCOME  . . . . . . . . . . . . . . .           $  3,447    $  2,724    $  6,673     $  5,251
                                                     =======     =======     =======      =======

EARNINGS PER UNIT:
  Primary . . . . . . . . . . . . . . . .           $    .44    $    .35    $    .85     $    .68
                                                     =======     =======     =======      =======
  Fully diluted . . . . . . . . . . . . .           $    .40    $    .33    $    .77     $    .63
                                                     =======     =======     =======      =======

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary . . . . . . . . . . . . . . . .          7,821,833   7,754,903   7,826,093    7,752,435
  Fully diluted . . . . . . . . . . . . .          9,816,634   9,727,769   9,816,559    9,725,388

CASH DISTRIBUTIONS PAID PER UNIT:
  Regular . . . . . . . . . . . . . . . .           $    .31    $    .20    $    .55     $    .36
                                                     =======     =======     =======      =======
  Special . . . . . . . . . . . . . . . .           $     --    $     --    $   1.10     $     --
                                                     =======     =======     =======      =======

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners  . . . . . . . . . . .           $     34    $     27    $     67     $     53
  Limited Partners  . . . . . . . . . . .              3,413       2,697       6,606        5,198
                                                     -------     -------     -------      -------
                                                    $  3,447    $  2,724    $  6,673     $  5,251
                                                     =======     =======     =======      =======


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                June 30      December 31
                                                                  1994           1993
                                                              -----------    -----------
                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . .      $    110       $    145
  Cash held by trustees . . . . . . . . . . . . . . . . .         1,439          1,289
  Debt and equity securities  . . . . . . . . . . . . . .        11,958          5,670
  Accounts receivable, less allowance for
    doubtful accounts of $3,031 and $2,612  . . . . . . .        37,387         30,395
  Notes receivable  . . . . . . . . . . . . . . . . . . .         4,962          4,219
  Note receivable from NHI  . . . . . . . . . . . . . . .            --         26,700
  Loan participation agreements . . . . . . . . . . . . .        25,363         37,379
  Inventory at lower of cost (first-in,
    first-out method) or market . . . . . . . . . . . . .         2,744          2,933
  Prepaid expenses and other assets . . . . . . . . . . .         1,345            561
                                                                -------        -------
         Total current assets . . . . . . . . . . . . . .        85,308        109,291
                                                                -------        -------

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost  . . . . . . . . . . . .       126,943        108,663
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . .       (27,564)       (24,216)
  Assets under arrangement with other parties . . . . . .       103,388        106,488
                                                                -------        -------
         Net property, equipment and assets under
           arrangement with other parties . . . . . . . .       202,767        190,935
                                                                -------        -------

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits . . . . . . . . . . . . .         1,683          1,663
  Unamortized financing costs . . . . . . . . . . . . . .         2,951          3,085
  Notes receivable  . . . . . . . . . . . . . . . . . . .        29,178         25,000
  Notes receivable from National  . . . . . . . . . . . .        12,318         11,861
  Minority equity investments and other . . . . . . . . .         7,475          2,845
                                                                -------        -------
         Total other assets . . . . . . . . . . . . . . .        53,605         44,454
                                                                -------        -------

                                                               $341,680       $344,680
                                                                =======        =======



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                            LIABILITIES AND CAPITAL

                                                                                June  30            December 31
                                                                                  1994                  1993
                                                                               -----------          -----------
                                                                               (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .     $  3,553              $  3,569
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        5,277                 5,357
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,601                13,981
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,349                   988
  Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . .           --                 8,576
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       11,327                 7,327
                                                                                 -------               -------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .       35,107                39,798
                                                                                 -------               -------

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . .       55,446                54,625

DEBT SERVICED BY OTHER PARTIES, less current portion  . . . . . . . . . . .      110,964               112,116

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES . . . . . . . . . . . . . .          779                   767

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES  . . . . . . . . . . . . . . . . . . . . . .       30,000                30,000

DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,739                14,848

PARTNERS' CAPITAL:
  General partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,053                 1,027
  Limited partners, less notes receivable and
         unrealized losses on securities  . . . . . . . . . . . . . . . . .       93,592                91,499
                                                                                 -------               -------
         Total partners' capital  . . . . . . . . . . . . . . . . . . . . .       94,645                92,526
                                                                                 -------               -------

                                                                                $341,680              $344,680
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

                            NATIONAL HEALTHCORP L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                     Six Months Ended
                                                                                                         June 30
                                                                                                   ------------------
                                                                                                   1994           1993
                                                                                                   ----           ----
                                                                                                      (in thousands)
CASH FLOWS PROVIDED FROM (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,673         $  5,254
  Adjustments to reconcile net income to net cash
    Provided from (used in) operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,520            5,579
    Provision for doubtful accounts and notes . . . . . . . . . . . . . . . . . . . . . . .       1,138              755
    Amortization of intangibles and deferred charges. . . . . . . . . . . . . . . . . . . .         376              293
    Amortization of deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (191)            (133)
    Equity in earnings of unconsolidated investments  . . . . . . . . . . . . . . . . . . . . .    (116)          (1,917)
    Distributions from unconsolidated investments . . . . . . . . . . . . . . . . . . . . .         123            1,922
  Changes in assets and liabilities:
    Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,130)            (979)
    Decrease in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         189              171
    Increase in prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . .        (784)            (323)
    Increase (Decrease) in trade accounts payable . . . . . . . . . . . . . . . . . . . . .         (80)           2,195
    Decrease in accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (380)          (1,146)
    Increase in accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .         361              148
    Increase in other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       4,000            4,123
                                                                                                 ------          -------
                                                                                                  9,699           15,942
                                                                                                 ------          -------
CASH FLOWS PROVIDED FROM (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and equipment, net  . . . . . . . . . . . . . .     (18,338)         (14,231)
  Decrease in long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . .      33,338           18,968
  Increase in investments and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,748)              (3)
  Increase in debt and equity securities  . . . . . . . . . . . . . . . . . . . . . . . . .      (6,288)         (21,762)
  Unrealized loss on debt
     and equity securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (430)              --
                                                                                                 ------          -------
                                                                                                  3,534          (17,028)
                                                                                                 ------          -------
CASH FLOWS PROVIDED FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,020            7,502
  Increase in cash held by trustee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (150)            (153)
  Increase in minority interest in subsidiaries . . . . . . . . . . . . . . . . . . . . . .          12                1
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .         (20)            (122)
  Collection of receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         103              836
  Payments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,427)          (2,007)
  Cash distributions to partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,806)          (2,783)
  Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0              (74)
                                                                                                 ------          -------
                                                                                                (13,268)           3,200
                                                                                                 ------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .         (35)           2,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .         145           13,012
                                                                                                 ------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .    $    110         $ 15,126
                                                                                                 ======          =======

Supplemental Information:
  Cash payments for interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  5,272         $  5,549
                                                                                                 ======          =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NATIONAL HEALTHCORP L.P.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                     PARTNERS' CAPITAL FOR THE SIX MONTHS
                         ENDED JUNE 30, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)


                                                           Receivables
                                                           From Sale of        Unrealized
                                          Partnership      Partnership         Losses on        General       Limited      Partners'
                                             Units            Units            Securities      Partners       Partners      Total
                                             -----            -----            ----------      --------       --------      -----

BALANCE AT DECEMBER 31, 1993               7,796,433        $(15,134)            $  --          $1,027        $106,633     $ 92,526

Net income                                        --              --                --              67           6,606        6,673
Collection of receivables                         --             103                                --              --          103
Other                                            100              --                --               1               2            3
Unrealized losses
  on securities                                   --              --              (430)             --              --         (430)
Cash distributions
  ($.55 per unit)                                                                   --             (42)         (4,188)      (4,230)
                                           ---------         -------              ----           -----         -------      -------

BALANCE AT JUNE 30, 1994                   7,796,533         (15,031)             (430)          1,053         109,053       94,645
                                           =========         =======              ====           =====         =======      =======


BALANCE AT DECEMBER 31, 1992               7,748,592        $(16,174)            $  --          $  791        $ 83,305     $ 67,922

Net income                                        --              --                --              53           5,198        5,251
Collection of receivables                         --             836                --              --              --          836
Other                                          4,560              --                --               1              81           82
Cash distributions
  ($.36 per unit)                                 --              --                --             (28)         (2,755)      (2,783)
                                           ---------         -------              ----           -----         -------      -------

BALANCE AT JUNE 30, 1993                   7,753,152        $(15,338)            $  --          $  817        $ 85,829     $ 71,308
                                           =========         =======              ====           =====         =======      =======



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)




Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

         The financial statements for the six months ended June 30, 1994 and 1993, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1994. The interim condensed balance sheet at December 31, 1993 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1993, December 31, 1992, and December 31, 1991.


Note 2 - OTHER REVENUES:

                                            Three Months Ended      Six Months Ended
                                                 June 30                June 30
                                            ------------------      ----------------
                                              1994       1993       1994        1994
                                              ----       ----       ----        ----
                                             (in thousands)          (in thousands)
Revenue from managed centers                $ 4,116    $ 2,869    $ 8,085     $ 5,796
Guarantee fees                                  242        178        492         323
Advisory fee from NHI                           456        406        912         813
Earnings on securities                          344        553        399         654
Equity in earnings of unconsolidated
  investments                                    40        481        117         917
Interest income                               1,197        742      2,639       1,468
Other                                           307        327        598         596
                                             ------     ------     ------      ------
                                            $ 6,702    $ 5,556    $13,242     $10,567
                                             ======     ======     ======      ======

         Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - DEBT AND EQUITY SECURITIES:

         Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" was issued by the Financial Accounting Standards Board effective for fiscal years beginning after December 15, 1993. As required by the Statement, securities are classified as trading, held-to-maturity or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold them to maturity. All other securities are classified as available for sale. The Company considers its investments in debt and equity securities as available for sale securities and unrealized gains and losses are recorded in partner's capital in accordance with the Statement.

         Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior financial statements have not been restated to reflect the change in accounting principle. The ending balance of partner's capital for June 30, 1994 was decreased by approximately $430,000 to reflect the net unrealized investment loss on securities classified as available for sale which were previously carried at amortized cost or lower of cost or market.

         The amortized cost and estimated fair value of securities classified as available for sale were as follows at June 30, 1994 (in thousands):


                                                   Amortized        Unrealized       Unrealized        Fair
                                                      Cost             Gain             Loss           Value
                                                   ---------        ----------       ----------       -------

         Equity securities                          $ 6,145            $382             $805         $ 5,722
         U.S. Government agency
            securities                                  468              --                7             461
         Municipal debt securities                    5,775              --               --           5,775
                                                     ------             ---              ---          ------
                                                    $12,388            $382             $812         $11,958
                                                     ======             ===              ===          ======

         The amortized cost and estimated fair value of securities classified as available for sale at June 30, 1994, by contractual maturity are shown below (in thousands):

         Maturities:                                                Amortized         Fair
                                                                       Cost          Value
                                                                    ---------       -------
           Within One Year                                          $    100        $   100
           One to Five Years                                             950            950
           Six to Ten Years                                            1,600          1,600
           Over Ten Years                                              3,593          3,586
           Other securities without stated
            maturity                                                   6,145          5,722
                                                                      ------         ------
              Total securities available for sale                   $ 12,388        $11,958
                                                                      ======         ======

         Proceeds from the sale of investments in debt and equity securities during the period ended June 30, 1994 were $1,362,000. Gross investment gains of $215,000 were

                            NATIONAL HEALTHCORP L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)




realized on these sales. Realized gains and losses from securities sales are determined on the specific identification of the securities.

         The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.


Note 4 - GUARANTEES:

         In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which the Partnership manages for others, the Partnership has guaranteed some or all of the debt (principal and interest) on those centers. For this service the Partnership charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to the Partnership's management fee. The principal amounts outstanding under the guarantees is approximately $79,561,000 at June 30, 1994 with interest rates ranging from approximately 2.7% to 12.2%.


Note 5 - ACQUISITIONS:

         In February, 1994, the Partnership acquired the stock of Spectrum Enterprises, Inc. and Spectrum Private Nursing Services, Inc. for a total consideration of approximately $4,253,000. Spectrum Enterprises, Inc. owns and operates eleven homecare programs located in Panama City, Port St. Joe, Carrabelle, Crawfordville, Tallahassee, Madison, Perry, Blountstown, Marianna, Quincy and Chipley, Florida. Spectrum Private Nursing Services, Inc. owns and operates two homecare programs located in Panama City and Tallahassee, Florida which provides services to private payors exclusively. Former shareholders have signed a covenant not to compete. The Partnership is amortizing the cost of the covenant not to compete over its term (96 months).

         In February, 1994, the Partnership purchased for approximately $6,000,000 a 120-bed long-term health care center located in Naples, Florida.

                            NATIONAL HEALTHCORP L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Results of Operations

         Net income for the second quarter rose 27% to $3,447,000 from $2,724,000 for the same period last year. Fully diluted earnings per unit increased to 40 cents from 33 cents, a 21% increase. Revenues for the quarter ended June 30 were up 21% to $71,128,000 compared to $58,918,000 a year earlier.

         Net income for the first six months ended June 30 was up 27% to $6,673,000 this year compared with $5,251,000 last year. Fully diluted earnings per unit increased 22% to 77 cents up from 63 cents in 1993's first six months. Revenues for the first six months rose 20% to $139,726,000 vs. $116,328,000 for the six months ended June 30.

         The increased revenues and earnings for the quarter reflect continued strength from operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased beds from 5,899 beds to 6,246 beds. The number of beds managed for others has increased from 5,158 beds to 6,028 beds. The number of homecare locations has increased from 17 locations to 28 locations. These increases in numbers of beds and locations as well as increased emphasis on rehabilitative services are the primary contributors to the 21% increase in revenues for the quarter.

         Salaries, wages and benefits, the largest operating costs of the Company, were $39,347,000 for the three months and six- month periods this year, a 28% increase over the same periods last year. These increases are due primarily to inflationary wage increases and to the increased number of employees because of growth. Net patient revenue experienced 21% and 20% increases for the same periods.

         The total census for the quarter at owned and leased centers averaged 91.7% compared to an average of 91.4% for the same quarter a year ago.


Liquidity and Capital Resources

         At June 30, 1994, the ratio of current assets to current liabilities is 2.4 to 1.0. Working capital is $50,201,000. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.

Development

         NHC added 264 long-term health care center beds during the second quarter. The additions include the opening of a new 180- bed owned long-term health care center and additions totaling 84 beds at three existing centers.

                            NATIONAL HEALTHCORP L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (Unaudited)

Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

         During the six month period, NHC added a total of 407 licensed long-term care beds, added 60 assisted living beds, and purchased a Florida-based homecare company. The Company also added an additional 780 managed beds in Florida in December of 1993. At the end of the quarter, NHC is operating 97 long-term health care centers with 12,274 beds. NHC presently has 801 beds under development at 15 health care centers in Florida, South Carolina and Tennessee.

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

         On May 13, 1994, NHC paid its first regular quarterly distribution for 1994 of 31 cents per unit to holders of record on March 31. NHC has also announced its second regular quarterly distribution for 1994. The distribution, in the amount of 31 cents per unit, is to be paid August 15 to unitholders of record on June 30.

         NHC intends to distribute approximately 60% of ordinary taxable income to unitholders in 1994.

                           NATIONAL HEALTHCORP L.P.
                    FOR THE SIX MONTHS ENDED JUNE 30, 1994
                             AND 1993 (Unaudited)


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

Item 4.  Submission of Matters to Vote of Security Holders.  None

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


                                       NATIONAL HEALTHCORP L.P.
                                       ---------------------------------
                                             (Registrant)


Date August 3, 1994                    S/Richard F. LaRoche, Jr.
    -----------------------            ---------------------------------
                                       Richard F. LaRoche, Jr.
                                       Secretary


Date August 3, 1994                    S/Donald K. Daniel
    -----------------------            ---------------------------------
                                       Donald K. Daniel
                                       Vice President and Controller
                                       Principal Accounting Officer