Form 10-Q
period 1994-09-30
NATIONAL HEALTHCORP L P
filed 1994-11-10
CIK 805274

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934




For quarter ended    September 30, 1994     Commission file number  33-9881
                     ------------------                             -------



                           NATIONAL HEALTHCORP L.P.
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)




           Delaware                                   62-1292855
- - - ---------------------------------                -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                   Identification No.)


       100 Vine Street
       Murfreesboro, TN                                 37130
- - - ---------------------------------                -------------------
    (Address of principal                             (Zip Code)
     executive offices)


      Registrant's telephone number, including area code  (615) 890-2020
                                                         -----------------

Indicate by check mark whether the registrant

  (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                                 Yes   x   No
                                      ---     ---

  (2)  Has been subject to such filing requirements for the past 90 days.

                                 Yes   x   No
                                      ---     ---

7,796,583 units were outstanding as of September 30, 1994.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NATIONAL HEALTHCORP L.P.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30                            SEPTEMBER 30
                                                     --------------------                     ---------------------
                                                      1994            1993                    1994             1993
                                                      ----            ----                    ----             ----
                                                         (IN THOUSANDS)                          (IN THOUSANDS)

REVENUES:
  Net patient revenues  . . . . . . . . . . . . .   $ 69,051         $ 55,801              $195,535          $ 161,562
  Gain on sale of investment  . . . . . . . . . .         --           24,768                    --             24,768
  Other revenues  . . . . . . . . . . . . . . . .      6,513            6,442                19,755             17,009
                                                    --------         --------              --------          ---------
         Net revenues . . . . . . . . . . . . . .     75,564           87,011               215,290            203,339
                                                    --------         --------              --------          ---------
COSTS AND EXPENSES:
  Salaries, wages and benefits  . . . . . . . . .     40,465           32,461               117,157             93,597
  Other operating . . . . . . . . . . . . . . . .     24,432           20,493                68,447             59,011
  Depreciation and amortization . . . . . . . . .      3,549            2,996                10,262              8,675
  Interest  . . . . . . . . . . . . . . . . . . .      3,054            3,041                 8,687              8,785
                                                    --------         --------              --------          ---------
        Total costs and expenses  . . . . . . . .     71,500           58,991               204,553            170,068
                                                    --------         --------              --------          ---------

NET INCOME  . . . . . . . . . . . . . . . . . . .   $  4,064         $ 28,020              $ 10,737          $  33,271
                                                    ========         ========              ========          =========
EARNINGS PER UNIT:
  Primary . . . . . . . . . . . . . . . . . . . .   $    .52         $   3.61              $   1.37          $    4.29
                                                    ========         ========              ========          =========
  Fully diluted . . . . . . . . . . . . . . . . .   $    .46         $   2.93              $   1.23          $    3.56
                                                    ========         ========              ========          =========
WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary . . . . . . . . . . . . . . . . . . . .  7,822,962        7,755,299             7,834,197          7,753,402
  Fully diluted . . . . . . . . . . . . . . . . .  9,813,174        9,728,453             9,813,110          9,726,916

CASH DISTRIBUTIONS PAID PER UNIT:
  Regular . . . . . . . . . . . . . . . . . . . .   $    .31         $    .20              $    .86          $     .56
                                                    ========         ========              ========          =========
  Special . . . . . . . . . . . . . . . . . . . .   $     --         $     --              $   1.10          $      --
                                                    ========         ========              ========          =========

NET INCOME ALLOCABLE TO PARTNERS:
  General partners  . . . . . . . . . . . . . . .   $     41         $    280              $    107          $     333
  Limited partners  . . . . . . . . . . . . . . .      4,023           27,740                10,630             32,938
                                                    --------         --------              --------          ---------
                                                    $  4,064         $ 28,020              $ 10,737          $  33,271
                                                    ========         ========              ========          =========


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                   ASSETS
                                                   ------

                                                                             SEPTEMBER 30              DECEMBER 31
                                                                                 1994                     1993
                                                                             ------------              -----------
                                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $    538                 $    145
  Cash held by trustees . . . . . . . . . . . . . . . . . . . . . . . . . .      1,413                    1,289
  Debt and equity securities  . . . . . . . . . . . . . . . . . . . . . . .     14,513                    5,670
  Accounts receivable, less allowance for
    doubtful accounts of $3,328 and $2,612  . . . . . . . . . . . . . . . .     36,599                   30,395
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,532                    4,219
  Note receivable from NHI  . . . . . . . . . . . . . . . . . . . . . . . .         --                   26,700
  Loan participation agreements . . . . . . . . . . . . . . . . . . . . . .     25,222                   37,379
  Inventory at lower of cost (first-in,
    first-out method) or market . . . . . . . . . . . . . . . . . . . . . .      2,871                    2,933
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      1,365                      561
                                                                              --------                 --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .     89,053                  109,291
                                                                              --------                 --------
PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost  . . . . . . . . . . . . . . . . . . . . .    128,606                  108,663
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29,518)                 (24,216)
  Assets under arrangement with other parties . . . . . . . . . . . . . . .    101,936                  106,488
                                                                              --------                 --------
         Net property, equipment and assets under
           arrangement with other parties . . . . . . . . . . . . . . . . .    201,024                  190,935
                                                                              --------                 --------

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits . . . . . . . . . . . . . . . . . . . . . .      1,703                    1,663
  Unamortized financing costs . . . . . . . . . . . . . . . . . . . . . . .      2,883                    3,085
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,543                   25,000
  Notes receivable from National  . . . . . . . . . . . . . . . . . . . . .     12,336                   11,861
  Minority equity investments and other . . . . . . . . . . . . . . . . . .      7,410                    2,845
                                                                              --------                 --------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . .     56,875                   44,454
                                                                              --------                 --------
                                                                              $346,952                 $344,680
                                                                              ========                 ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCORP L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             LIABILITIES AND CAPITAL
                                             -----------------------

                                                                              SEPTEMBER 30             DECEMBER 31
                                                                                  1994                    1993
                                                                              ------------             -----------
                                                                              (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .   $  3,512                 $  3,569
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .      5,228                    5,357
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,270                   13,981
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,753                      988
  Distributions payable . . . . . . . . . . . . . . . . . . . . . . . . . .         --                    8,576
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      9,017                    7,327
                                                                              --------                 --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .     36,780                   39,798
                                                                              --------                 --------

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . .     56,808                   54,625

DEBT SERVICED BY OTHER PARTIES, less current portion  . . . . . . . . . . .    110,314                  112,116

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES . . . . . . . . . . . . . .        786                      767

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES  . . . . . . . . . . . . . . . . . . . . . .     30,000                   30,000

DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,657                   14,848

PARTNERS' CAPITAL:
  General partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,069                    1,027
  Limited partners and unrealized gains on
         Securities, less notes receivable  . . . . . . . . . . . . . . . .     96,538                   91,499
                                                                              --------                 --------
         Total partners' capital  . . . . . . . . . . . . . . . . . . . . .     97,607                   92,526
                                                                              --------                 --------

                                                                              $346,952                 $344,680
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

                           NATIONAL HEALTHCORP L.P.
                        INTERIM CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                         -----------------
                                                                                      1994              1993
                                                                                      ----              ----
                                                                                         (in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,737         $ 33,271
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,947            8,521
    Provision for doubtful accounts and notes . . . . . . . . . . . . . . . . . . .     1,655            1,282
    Amortization of intangibles and deferred charges  . . . . . . . . . . . . . . .       634              440
    Amortization of deferred income . . . . . . . . . . . . . . . . . . . . . . . .      (271)            (168)
    Equity in earnings of unconsolidated investments  . . . . . . . . . . . . . . .      (222)          (2,443)
    Distributions from unconsolidated investments . . . . . . . . . . . . . . . . .       180            2,303
    Gain on sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (24,773)
  Changes in assets and liabilities:
    Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .    (7,859)          (2,993)
    Decrease in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62              102
    (Increase) Decrease in prepaid expenses and other assets  . . . . . . . . . . .      (804)           1,452
    Increase (Decrease) in trade accounts payable . . . . . . . . . . . . . . . . .      (684)             128
    Increase in accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . .     3,289            1,852
    Increase in accrued interest payable  . . . . . . . . . . . . . . . . . . . . .       765               89
    Increase in other current liabilities . . . . . . . . . . . . . . . . . . . . .     1,690            5,138
                                                                                     --------         --------
                                                                                       19,119           24,201
                                                                                     --------         --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and equipment, net  . . . . . . . . . .   (20,018)         (22,991)
  Decrease in long-term notes receivable  . . . . . . . . . . . . . . . . . . . . .    28,526           17,735
  Increase in minority equity investments and other . . . . . . . . . . . . . . . .    (4,757)            (143)
  Increase in debt and equity securities  . . . . . . . . . . . . . . . . . . . . .    (8,843)         (55,930)
  Unrealized gain on debt
     and equity securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       564               --
  Sale of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           32,991
                                                                                     --------         --------
                                                                                       (4,528)         (28,338)
                                                                                     --------         --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,535            8,519
  Increase in cash held by trustee  . . . . . . . . . . . . . . . . . . . . . . . .      (124)            (156)
  Increase in minority interest in subsidiaries . . . . . . . . . . . . . . . . . .        19               26
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits . . . . . . . . . . . . . . . . . . . .       (40)            (129)
  Collection of receivables from exercise of options  . . . . . . . . . . . . . . .       422              938
  Payments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,788)          (2,863)
  Cash distributions to partners  . . . . . . . . . . . . . . . . . . . . . . . . .   (15,222)          (4,333)
  Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . .        --              (77)
                                                                                     --------         --------
                                                                                      (14,198)           1,925
                                                                                     --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . .       393           (2,212)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .       145           13,012
                                                                                     --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .  $    538         $ 10,800
                                                                                     ========         ========

SUPPLEMENTAL INFORMATION:
  CASH PAYMENTS FOR INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . . . .  $  7,922         $  8,651
                                                                                     ========         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NATIONAL HEALTHCORP L.P.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        PARTNERS' CAPITAL FOR THE NINE
                        MONTHS ENDED SEPTEMBER 30, 1994
                                   AND 1993
                            (DOLLARS IN THOUSANDS)


                                                          RECEIVABLES
                                                          FROM SALE OF        UNREALIZED
                                         PARTNERSHIP      PARTNERSHIP          GAINS ON       GENERAL      LIMITED         PARTNERS'
                                            UNITS            UNITS            SECURITIES      PARTNERS     PARTNERS         TOTAL
                                            -----            -----            ----------      --------     --------         -----
BALANCE AT DECEMBER 31, 1993              7,796,433        $(15,134)            $  --          $1,027      $106,633        $92,526

Net income                                       --              --                --             107        10,630         10,737
Collection of receivables                        --             422                                --            --            422
Other                                           150              --                --               1             3              4
Unrealized gains
  on securities                                  --              --               564              --            --            564
Cash distributions
  ($.86 per unit)                                                                  --             (66)       (6,580)        (6,646)
                                          ---------        --------             -----          ------      --------        -------

BALANCE AT SEPT. 30, 1994                 7,796,583         (14,712)              564           1,069       110,686         97,607
                                          =========        ========             =====          ======      ========        =======


BALANCE AT DECEMBER 31, 1992              7,748,592        $(16,174)            $  --          $  791      $ 83,305        $67,922

Net income                                       --              --                --             333        32,938         33,271
Collection of receivables                        --             938                --              --            --            938
Other                                         4,610              --                --               1            81             82
Cash distributions
  ($.56 per unit)                                --              --                --             (43)       (4,290)        (4,333)
                                          ---------        --------             -----          ------      --------        -------

BALANCE AT SEPT. 30, 1993                 7,753,202        $(15,236)            $  --          $1,082      $112,034        $97,880
                                          =========        ========             =====          ======      ========        =======



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NATIONAL HEALTHCORP L.P.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)



Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

        The financial statements for the nine months ended September 30, 1994 and 1993, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1994. The interim condensed balance sheet at December 31, 1993 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1993, December 31, 1992, and December 31, 1991.


Note 2 - OTHER REVENUES:

                                               Three Months Ended          Nine Months Ended
                                                  September 30               September 30
                                            -----------------------      --------------------
                                              1994            1993         1994        1993
                                              ----            ----         ----        ----
                                                 (in thousands)             (in thousands)
Revenue from managed centers                $ 4,494         $ 4,317      $12,579     $10,113
Guarantee fees                                  218             250          710         573
Advisory fee from NHI                           458             406        1,370       1,219
Earnings on securities                         (208)            724          191       1,378
Equity in earnings of unconsolidated
  investments                                    95            (342)         212         575
Interest income                               1,152             780        3,791       2,248
Other                                           304             307          902         903
                                            -------         -------      -------     -------
                                            $ 6,513         $ 6,442      $19,755     $17,009
                                            =======         =======      =======     =======


        Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - SALE OF INVESTMENT:

        In August 1993, the Company sold its interest in VHA Long Term Care ("VHA LTC") for approximately $32,987,000 of cash. The transaction resulted in a gain of approximately $24,768,000 ($3.19 per unit, primary; $2.55 per unit, fully diluted). Prior to the sale, income from the VHA LTC investment was recognized under the equity method of accounting. Management believes that the disposition of the investment has not materially affected the earnings of the Company.

                           NATIONAL HEALTHCORP L.P.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)


Note 4 - DEBT AND EQUITY SECURITIES:

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

        Application of SFAS No. 115 to prior periods is not permitted and, accordingly, prior financial statements have not been restated to reflect the change in accounting principle. The ending balance of partner's capital for September 30, 1994 was increased by approximately $564,000 to reflect the net unrealized investment gain on securities classified as available for sale which were previously carried at amortized cost or lower of cost or market.

        The amortized cost and estimated fair value of securities classified as available for sale were as follows at September 30, 1994 (in thousands):

                                                     Amortized     Unrealized  Unrealized     Fair
                                                       Cost           Gain        Loss        Value
                                                     ---------     ----------  ----------    ------
              Equity securities                       $ 7,706        $1,039       $407       $ 8,338
              U.S. Government agency
                 securities                               468            --         68           400
              Municipal debt securities                 5,775            --         --         5,775
                                                      -------        ------       ----       -------
                                                      $13,949        $1,039       $475       $14,513
                                                      =======        ======       ====       =======

        The amortized cost and estimated fair value of securities classified as available for sale at September 30, 1994, by contractual maturity are shown below (in thousands):

               Maturities:                                            Amortized          Fair
                                                                        Cost             Value
                                                                      ---------         -------
                      Within One Year                                 $   100           $   100
                      One to Five Years                                   950               950
                      Six to Ten Years                                  1,600             1,600
                      Over Ten Years                                    3,593             3,525
                      Other securities without stated
                       maturity                                         7,706             8,338
                                                                      -------           -------
                         Total securities available for sale          $13,949           $14,513
                                                                      =======           =======

                           NATIONAL HEALTHCORP L.P.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (Unaudited)


        Proceeds from the sale of investments in debt and equity securities during the period ended September 30, 1994 were $3,481,000. Gross investment gains of $253,000 and gross investment losses of $451,000 were realized on these sales. Realized gains and losses from securities sales are determined on the specific identification of the securities.

        The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.


Note 5 - GUARANTEES:

        In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which the Partnership manages for others, the Partnership has guaranteed some or all of the debt (principal and interest) on those centers. For this service the Partnership charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to the Partnership's management fee. The principal amount outstanding under the guarantees is approximately $76,947,000 at September 30, 1994 with interest rates ranging from approximately 3.2% to 10.0%.

Note 6 - ACQUISITIONS:

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


Note 7 - UNIT OPTIONS:

        NHC has Incentive Option Plans which provide for the granting of options to key employees and directors to purchase units at no less than market value on the date of grant. On April 22, 1994, options to purchase 495,500 units were granted at $25.12 per unit. At September 30, 1994, options to purchase 5,000 units and 495,500 units at $11.25 and $25.12, respectively, remain outstanding.

                           NATIONAL HEALTHCORP L.P.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

        At September 30, 1994, National HealthCorp L.P. operates and manages 96 long-term health care centers with 12,303 beds in nine states. The Company provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. The Company also operates retirement centers.

Results of Operations

        Last year's third quarter and nine month period through September 30 included a one-time gain from the sale of NHC's interest in VHA Long-Term Care. The gain increased both revenues and net income $24.8 million ($3.19 per unit, primary; $2.55 per unit, fully diluted) and, for purposes of comparison, is excluded from the discussion of results of operations below.

Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993.

        Net revenues for the three months ended September 30, 1994 increased $13.3 million or 21.4% to $75.6 million from $62.2 million for the three months ended September 30, 1993. Net patient revenues increased $13.3 million or 23.7% in the 1994 period as compared to the 1993 period. Other revenues increased 1.1% to $6.5 million.

        The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 5,913 beds to 6,290 beds. The number of long-term care beds managed for others has increased from 5,174 beds to 6,013 beds. The number of homecare locations has increased from 17 locations to 28 locations. The Company has also put increased emphasis upon and expanded its more profitable managed care, acute care and rehabilitative services. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

        Total costs and expenses for the 1994 third quarter increased $12.5 million or 21.2% to $71.5 million from $59.0 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $8.0 million or 24.7% to $40.5 million from $32.5 million. Other operating expenses increased $3.9 million or 19.2% to $24.4 million for the 1994 third quarter compared to $20.5 million in the 1993 period. Depreciation and amortization increased 18.5% to $3.5 million. Interest costs remained flat at approximately $3.1 million.

        Increases in salaries, wages, benefits and other operating expenses are due to increased numbers of employees because of growth as well as inflationary wage increases. Depreciation increased as a result of the Company's placing of newly

                           NATIONAL HEALTHCORP L.P.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)


Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)


constructed assets in service and due to improvements and remodeling at existing facilities in 1993 and 1994.

        The total census at owned and leased centers for the quarter averaged 92.3% compared to an average of 94.1% for the same quarter a year ago.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

        Net revenues for the nine months ended September 30, 1994 increased $36.7 million or 20.6% to $215.3 million from $178.6 million for the nine months ended September 30, 1993. Net patient revenues increased $34.0 million or 21.0% in the 1994 period as compared to the 1993 period. Other revenues increased 16.1% to $19.8 million.

        The increased revenues for the quarter reflect the continued growth of operations. Compared to the nine months a year ago, NHC has increased the number of owned or leased long-term care beds from 5,913 beds to 6,290 beds. The number of long-term care beds managed for others has increased from 5,174 beds to 6,013 beds. The number of homecare locations has increased from 17 locations to 28 locations. The Company has also put increased emphasis upon and expanded its more profitable managed care, acute care and rehabilitative services. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

        Total costs and expenses for the 1994 nine months increased $34.5 million or 20.3% to $204.6 million from $170.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $23.6 million or 25.2% to $117.2 million from $93.6 million. Other operating expenses increased $9.4 million or 16.0% to $68.4 million for the 1994 nine months compared to $59.0 million in the 1993 period. Depreciation and amortization increased 18.3% to $10.3 million. Interest costs remained flat at approximately $8.7 million.

        Increases in salaries, wages, benefits and other operating expenses are due to increased numbers of employees because of growth as well as inflationary wage increases. Depreciation increased as a result of the Company's placing of newly constructed assets in service and due to improvements and remodeling of existing facilities in 1993 and 1994.

        The total census of owned and leased centers for the nine months averaged 92.7% compared to an average of 93.8% for the nine months a year ago.


Liquidity and Capital Resources

        The Company has generated net cash from operating activities during the first nine months of 1994 in the amount of $19.1 million. The funds were used, along with

                           NATIONAL HEALTHCORP L.P.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (Unaudited)


Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)


$28.5 million collected on long-term notes receivable and $3.5 million from an increase in long-term obligations to make additions to and acquisitions of property and equipment in the amount of $20.0 million, to make additional investments in debt and equity securities of $13.6 million, to make payments of cash distributions to partners of $15.2 million and to make payments on debt of $2.8 million.

        At September 30, 1994, the Company's ratio of long-term obligations to convertible debt and capital is 1.3 to 1.

        The ratio of current assets to current liabilities is 2.4 to 1. Working capital is $52.3 million. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.

Development

        During the first nine months of 1994, the Company added a net total of 436 licensed long-term care beds, 80 assisted living beds, additional rehabilitation space and purchased a Florida-based homecare company. Currently, NHC has 728 beds under development at 14 health care centers in Florida, South Carolina, Tennessee, Alabama and Missouri.