Form 10-Q/A
period 1994-09-30
NATIONAL HEALTHCORP L P
filed 1994-11-14
CIK 805274

                                 FORM 10-Q/A



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934




For quarter ended    September 30, 1994     Commission file number  33-9881
                     ------------------                             -------



                           NATIONAL HEALTHCORP L.P.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)




           Delaware                                   62-1292855
- - ---------------------------------                -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                   Identification No.)


       100 Vine Street
       Murfreesboro, TN                                 37130
- - ---------------------------------                -------------------
    (Address of principal                             (Zip Code)
     executive offices)


      Registrant's telephone number, including area code  (615) 890-2020
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

Item 2.      Changes in Securities.  Not applicable

Item 3.      Defaults Upon Senior Securities.  None

Item 4.      Submission of Matters to Vote of Security Holders.  None

Item 5.      Other Information.

             The Company regrets to announce the death of its founder and Chairman, Dr. Carl E. Adams. He died on September 7, 1994. He will be greatly missed, but his values, innovations and foresight will live on through NHC and continue to set the standard for excellence in the health care industry.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
             (b)  Reports on Form 8-K - none required


                                   SIGNATURES


        Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               NATIONAL HEALTHCORP L.P.
                                               ---------------------------------
                                                     (Registrant)



Date November 10, 1994                         S/Richard F. LaRoche, Jr.
     -----------------                         ------------------------------
                                               Richard F. LaRoche, Jr.
                                               Secretary


Date November 10, 1994                         S/Donald K. Daniel
     -----------------                         ------------------------------
                                               Donald K. Daniel
                                               Vice President and Controller
                                               Principal Accounting Office