Form 10-K405
period 1994-12-31
NATIONAL HEALTHCORP L P
filed 1995-03-28
CIK 805274

   =========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K

        [X]    Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 (Fee Required)

          For the fiscal year ended                  Commission File No.
             December 31, 1994                             33-9881

                                      OR

        [ ]    Transition Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934 (No Fee Required)

            For the transition period from __________ to __________

                                  ----------

                            NATIONAL HEALTHCARE L.P.
      (Exact name of registrant as specified in its Partnership Agreement)

                 Delaware                                 62-1293855
           (State of Formation)                  (I.R.S. Employer I.D. No.)

                               100 Vine Street
                        Murfreesboro, Tennessee  37130
                   (Address of principal executive offices)
                       Telephone Number:  615-890-2020

         Securities registered pursuant to Section 12(b) of the Act.

                                                  Name of Each Exchange on
          Title of Each Class                          which Registered
 ------------------------------------------------------------------------------
 Units of Limited Partnership Interest             American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  Same

         Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  x   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market of voting units held by nonaffiliates of the registrant was $157,215,000 as of January 31, 1995.

         Number of Units outstanding as of January 31, 1995:  7,826,165



                               Page 1 of 65 Pages
                             Exhibit Index Page 43
================================================================================

                                     PART 1
                                     ITEM 1
                                    BUSINESS

GENERAL

         National HealthCare L.P. (NHC or the Company), which was named National HealthCorp L.P. prior to January 1, 1995, is a limited partnership organized under the laws of the State of Delaware which principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide skilled and intermediate nursing and rehabilitative care. At December 31, 1994, the Company operated 96 long-term health care centers with a total of 12,308 licensed beds. Additionally, one of the owned centers includes 60 assisted living units and one leased center has 20 assisted living units. Of the 96 centers operated, nine are owned, 40 are leased from National Health Investors, Inc. (NHI) and 47 are managed for other owners. The Company's homecare programs provide rehabilitative care at a patient's residence. During 1994, the Company operated 29 homecare programs and provided 674,000 homecare patient visits. Approximately 277,000 of these 1994 visits were made from a Florida licensed homecare company acquired on February 1, 1994. NHC also operates 387 retirement apartments located in three leased and one managed retirement centers. Additionally, two of the retirement centers offer assisted living - 24 units in a managed center and 25 units in a leased center.

         In 1994 NHC opened 441 new beds, 382 in owned/leased centers and 59 in managed centers. Three owned centers were newly purchased or constructed and two owned centers were expanded. One leased center was also expanded. A net of 59 beds were added among five existing managed centers. Also during the year construction was started on 248 beds - 60 beds in one new owned center, 111 beds in expansions to two leased centers, and 77 beds in two existing managed centers. All of these beds should open in 1995. Finally, NHC has obtained certificates of need for the construction of 552 beds at ten owned, leased or managed locations, all of which are expected to start construction during 1995.

         The Company has expanded its continuum of care to the elderly by offering a comprehensive range of services through related health care centers, homecare programs, specialized care units, assisted living centers and retirement centers. The Company's policy has been to affiliate each homecare and assisted living program with a Company operated health care center; however, the Company would like to acquire or start separate and distinct homecare and assisted living programs not directly affiliated with a company operated health care center. One such company with 13 Florida locations was acquired on February 1, 1994. As of December 31, 1994, the Company operated specialized care units such as Alzheimer's Disease care units (8), sub-acute nursing units (7) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

         ADDITIONAL SERVICES. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, and rehabilitative services. Highlights of these activities during 1994 were as follows:

         A. HOMECARE PROGRAMS. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a company operated health care center. Although the existing 29 programs have increased their total number of visits from 94,000 in 1989 to 674,000 in 1994, NHC has applied for and received Certificates of Need to expand the program services in both Florida and South Carolina, as well as pursuing a number of acquisition opportunities. Such acquired or new programs are not presently planned to be operated out of a health care center. Additional certificate of need applications will be filed during 1995.

         B. REHABILITATIVE SERVICES. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. During 1994, the Company's new rehabilitation division entitled National Health Rehab hired 206 additional licensed therapists, and two case managers. Additionally, the Company has redirected its focus from center-based therapists to a wider operational format and has created a separate home office and accountability system for NHR. Because of the Company's extensive network of health care centers in the Southeastern United States, the Company is better able to attract, employ, and retain therapists. It is also greatly expanding its customer service base by providing contract services to health care centers owned by third parties. Provision of these services is not covered under the Company's contracts to manage health care centers and must be renegotiated annually with the managed center owner. The Company's rates for these services are competitive with other market rates.

         C. MEDICAL SPECIALTY UNITS. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's eight Alzheimer's disease care units and seven subacute nursing units. During 1994 the Company opened several regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. The Florida, Middle Tennessee, and the South Carolina areas are currently being serviced by NHC's case managers. Four more case management areas are planned for 1995. The services are provided not only at each NHC operated center, but also at existing specialized care units.

         D. PHARMACY OPERATIONS. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. Commencing in 1993, NHC has created the framework for regional pharmacy operations. These pharmacy operations will operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The first pharmacy operation opened in Central Florida in 1993 and now has almost 3,400 nursing home beds under contract by December 31, 1994.

         E. ASSISTED LIVING PROJECTS. Although the Company presently manages four assisted living projects, all four are located within the physical structure of a long-term health care center or retirement complex. During 1994, the Company has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has embarked upon a market review in its states of operation for the construction of free- standing assisted living centers. Although no such construction started in 1994, it is anticipated that the Company will start approximately 320 free-standing assisted living apartments in at least four locations during 1995. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

         In fiscal year 1994, 96% of the Company's net revenues were derived from health care services and 4% from other sources.

LONG-TERM HEALTH CARE CENTERS

         The health care centers operated by the Company provide in-patient skilled and intermediate nursing care services and in-patient and out-patient rehabilitation services. Skilled nursing care consists of 24-hour nursing service by registered or licensed practical nurses and related medical services prescribed by the patient's physician. Intermediate nursing care consists of similar services on a less intensive basis principally provided by non-licensed personnel. These distinctions are generally found in the long-term health care industry although for Medicaid reimbursement purposes, some states in which the Company operates have additional classifications, while in other states the Medicaid rate is the same regardless of patient classification. Rehabilitative services consist of physical, speech, and occupational therapies, which are designed to aid the patient's recovery and enable the patient to resume normal activities.

         Each health care center has a licensed administrator responsible for supervising daily activities, and larger centers have assistant administrators. All have medical directors, a director of nurses and full-time registered nurse coverage. All centers provide physical therapy and most have other rehabilitative programs, such as occupational or speech therapy. Each facility is located near at least one hospital and is qualified to accept patients discharged from such hospitals. Each center has a full dining room, kitchen, treatment and examining room, emergency lighting system, and sprinkler system where required.

Management believes that all centers are in compliance with the existing fire and life safety codes.

         The Company has developed a quality assurance program which it utilizes in each of its health care centers to verify that high standards of care are maintained. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, the Company requires a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. In 1993 the Company developed a "customer satisfaction" rating system and, using that year as a bench mark, requires significant improvement in the ratings by each center as a condition of participation in the Company's overall "Excellence Program".

         The Company's managing general partner provides centralized management and support services to the Company's health care nursing centers. The management and support services include operational support through the use of regional vice presidents and regional nurses, accounting and financial services, cash management, data processing, legal, consulting and services in the area of rehabilitative care. All personnel are employed by the Company's administrative general partner, which is also responsible for overall services in the area of personnel, loss control, insurance, education and training. The Company reimburses the administrative general partner by paying all the costs of personnel employed for the benefit of the Company as well as a fee. All general partners are located in Murfreesboro, Tennessee.

         The Company provides the same management services to centers operated under management contracts as it provides to centers owned by the Company. The term of each contract and the amount of the management fee are determined on a case-by-case basis. Typically, the Company charges a minimum of 6% of net revenues. The term of the contracts range from five years to twenty years.
The Company maintains a right of first refusal should any owner desire to sell a managed center and, in certain situations, special termination payments have been negotiated should an owner sell to a third party.

         All health care centers operated by the Company are licensed by the appropriate state and local agencies. All except one are certified as providers for Medicaid patients, and all are certified as Medicare providers. Ten of the 27 Medicaid certified centers in Tennessee have discontinued participation in the Medicaid program, but must allow present Medicaid patients to continue to stay until the patients choose to leave. All of the Company's centers are subject to state and federal licensure and certification surveys. These surveys,from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction after consultation with the regional vice president and any alleged deficiencies would be corrected. Presently, none of the Company's operated facilities are operating under material statements of deficiencies. The Company has a significant monetary bonus to employees attached to passing these surveys with few or no deficiencies.


HEALTH CARE CENTERS UNDER CONSTRUCTION

         The following table sets forth the long-term health care centers or additions to existing centers currently under construction or development which the Company owns, leases or manages:

                                   Number            Owned/Leased/     Projected
         Location                  of Beds             Managed        Opening Date
         --------                  -------           ------------     ------------
         Daytona, FL                 60                   O           February, 1996
         Hudson, FL*                 60                   L           April, 1995
         Plant City, FL*             51                   L           June, 1995
         Winter Haven, FL*           35                   M           October, 1995
         West Palm Beach, FL*        39                   M           March, 1995
                                    ---                  --
                 Total              248                  16
                                    ===                  ==

*Expansion of existing center

CONSTRUCTION STARTS IN 1995

         The following table sets forth the new beds authorized by governmental certificates of need which are anticipated to start construction in 1995.

                                   Number      Number of         Number of
                                   of Beds    New Centers     Existing Centers
                                   -------    -----------     ----------------
                 Owned              227            2                 1
                 Leased              45            0                 2
                 Managed            280            4                 1
                                    ---            -                 -
                   Total            552            6                 4
                                    ===            =                 =

OCCUPANCY RATES

         The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:




                                                    Year Ended December 31
                                                   ------------------------
                                                   1994     1993      1992
                                                   ----     ----      ----
         Overall census                            92.8%    94.0%     92.5%
         Census excluding acquisitions
           and new openings                        94.5%    94.2%     94.1%

         Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).

HOMECARE PROGRAMS

         The Company's home health programs (called "Homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 29 homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. During 1994, homecare visits increased from 319,000 visits to 674,000 visits.

         The Company has homecare programs in both Tennessee and Florida. The Company's Tennessee homecare programs are associated with its long-term health care centers and, historically, are based within the health care center. The Company's new homecare programs in Florida are separately based in an effort to continually expand NHC's market leadership in these services. The Company's experience in this field indicates that homecare is not a substitute for institutional care in a hospital or health care center. Instead, the Company's homecare programs provide an additional level of health care because its centers can provide services to patients after they have been discharged from the center or prior to their admission.

ASSISTED LIVING UNITS

         The Company presently manages four assisted living units, all four of which are located within the physical structure of a long-term health care center. The Company is currently conducting a market review in its states of operation to consider the construction of free-standing assisted living centers. It is anticipated that the Company will start construction of 152 free- standing assisted living units in at least two locations and another 168 units as a component of and in two retirement centers during 1995. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects.

RETIREMENT CENTERS

         NHC's retirement centers offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for their residents, including restaurants, activity rooms and social areas. In most cases, retirement centers also include long-term health care facilities, either in contiguous or adjacent licensed health care centers. Charges for services are paid from private sources without assistance from governmental programs. Retirement centers may be licensed and regulated in some states, but do not require the issuance of a Certificate of Need such as is required for health care centers. Although NHC has developed retirement centers adjacent to its health care properties with an initial construction of 15 to 40 units and which are rented by the month, these centers offer only the expansion of the Company's continuum of care, rather than a separate profit center. The projects are designed, however, to be expandable if the demand justifies. Thus, these retirement units offer a positive marketing aspect of the Company's health care centers.

         One retirement area which the Company is now entering is that of "continuing care communities", where the resident pays a substantial endowment fee and a monthly maintenance fee. The resident then receives a full range of services - including nursing home care - without additional charge.

         One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company plans to market additional continuing care retirement communities in both Murfreesboro and Farragut, Tennessee.

SOURCES OF REVENUE

         The Company's revenues are primarily derived from its health care centers. The source and amount of the revenues are determined by (i) the licensed bed capacity of its health care centers, (ii) the occupancy rate of those centers, (iii) the extent to which the rehabilitative and other skilled ancillary services provided at each center are utilized by the patients in the centers, (iv) the mix of private pay, Medicare and Medicaid patients, and (v) the rates paid by private paying patients and by the Medicare and Medicaid programs.

         The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                                Year Ended Dec 31
                                           -----------------------------
         Source                             1994        1993        1992
         ------                            -----        ----        ----
         Private                             28%         29%         30%
         Medicare                            35%         29%         26%
         Medicaid/Skilled                    11%         13%         14%
         Medicaid/Intermediate               25%         28%         29%
         VA and Other                         1%          1%          1%
                                            ---         ---         ---

             Total                          100%        100%        100%

GOVERNMENT HEALTH CARE REIMBURSEMENT PROGRAMS

         The federal health insurance program for the aged is Medicare and is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which the Company operates. All health care centers operated by the Company are certified to participate in Medicare and all but 11 participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of the Company's centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

         Generally, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and pays, as defined by the program, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments are limited by ceilings which, pursuant to the 1993 Tax Reform Act, are frozen at their 1993 level for 1994 and

1995. During 1994 the Company had 41 owned or leased centers which operated at Medicare costs higher than the ceiling. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. Average per capita daily room and board revenue from private paying patients is higher than from Medicare and Medicaid patients, while the average per capita daily revenue from Medicare patients is higher than from Medicaid patients. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which four were open by year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

         Items eligible for payment under the Medicare program consist of nursing care, room and board, social services, physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. Routine service costs for extended care facilities are subject to certain per diem costs limits. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $87.00 per day after the first 20 days of the covered stay. Under the Medicare program, the federal government pays directly to the skilled nursing facility the reasonable direct and indirect costs of the services furnished. The Medicare program only reimburses for skilled nursing services, which generally afford a more intensive level of care.

         Medicaid programs provide funds for payment of medical services obtained by "medically indigent persons". These programs are operated by state agencies which adopt their own medical reimbursement formulas and standards, but which are entitled to receive supplemental funds from the federal government if their programs comply with certain federal government regulations. In all states in which the Company operates, the Medicaid programs authorize reimbursement at a fixed rate per day of service. The fixed rate is established on the basis of a predetermined average cost of operating nursing centers in the state in which the facility is located or based upon the center's actual cost. The rate is adjusted annually based upon changes in historical costs and/or actual costs and a projected cost of living factor.

         During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments are "retrospective" in that current year payments are designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare are adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company maintains reserves for possible adjustments at levels which it believes to be adequate to cover any such adjustments. To date, adjustments have not had a material adverse effect on the Company. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse.

REGULATION

         Health care centers are subject to extensive federal, state and in some cases, local regulatory, licensing, and inspection requirements. These requirements relate, among other things, to the adequacy of physical buildings and equipment, qualifications of administrative personnel and nursing staff, quality of nursing provided and continued compliance with laws and regulations relating to the operation of the centers. In all states in which the Company operates, before the facility can make a capital expenditure exceeding certain specified amounts or construct any new long-term health care beds, approval of the state health care regulatory agency or agencies must be obtained and a Certificate of Need issued. Tennessee and Alabama exempt from this review process any bed additions which are less than 10% of the total existing licensed beds or 10 beds, whichever is lesser. The appropriate state health planning agency must determine that a need for the new beds or expenditure exists before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that the Company will be able to obtain a certificate of need in any particular instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full scale certificate of need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds or the services offered at the facility.

         While there are currently no significant legislative proposals to eliminate certificates of need pending in the states in which the Company does business, deregulation in the certificate of need area would likely result in increased competition among nursing home companies and could adversely affect occupancy rates and the supply of licensed and certified personnel.


HEALTH CARE REFORM

         Although many legislative proposals have been made - and dropped - over the last two years, the current political trend toward a federal balanced budget and allowing states greater flexibility in designing and administrating programs may have some negative impact on current governmental programs. Whatever directives and statutory schemes are ultimately adopted, however, it is the Company's belief that the provision of quality health care services in the lowest cost environment will be rewarded by consumers and the government.

OTHER BUSINESS AND PROPERTIES

         A. NUTRITIONAL SUPPORT SERVICES. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services (NSS). Revenues from this subsidiary accounted for from 6% to 7% of the Company's net revenues in 1994, 1993 and 1992.

         B. REHABILITATIVE SERVICES. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. During 1993, the Company created a new rehabilitation division entitled National Health Rehab (NHR) and commenced acquiring private patient rehabilitation companies. Additionally, the Company has redirected its focus from center-based therapists to a wider operational format and has created a separate home office and accountability system for NHR. Because of the Company's extensive network of health care centers in the Southeastern United States, the Company is better able to attract, employ, and retain therapists. It is also greatly expanding its customer service base by providing contract services to health care centers owned by third parties. Provision of these services is not covered under the Company's contracts to manage health care centers and must be renegotiated annually with the managed center owner. The Company's rates for these services are competitive with other market rates.

         C. MEDICAL SPECIALTY UNITS. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's eight Alzheimer's disease care units and seven subacute nursing units. The Company has identified a number of potential regional offices, which will be staffed by experienced case managers contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers. Four such offices were open by year end 1994 and four more are planned to be open in 1995. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

         D. PHARMACY OPERATIONS. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC is now creating wholly owned regional pharmacy operations. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formally purchased by each center from local vendors.
                 The Florida pharmacy operation had almost 3,400 nursing home beds under contract by December 31, 1994.

         E. ADVISORY SERVICES TO NATIONAL HEALTH INVESTORS, INC. In 1991 the Company formed National Health Investors, Inc., as a wholly-owned subsidiary. It then transferred to NHI certain healthcare facilities then owned by NHC and then distributed the shares of NHI to NHC's unitholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC unitholders.

                 NHI's initial assets consisted of: (i) 40 skilled nursing centers and three retirement centers and (ii) certain promissory notes secured by mortgages on four additional nursing homes managed by NHC. Each of the healthcare facilities was leased to NHC.

                 NHI also has entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI are credited against this Advisory Fee. NHC executive officers W. Andrew Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned an additional $513,000 under this provision in 1994.

                 The Advisory Agreement provides that the Advisor shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Agreement. Expenses specifically listed as expenses to be borne by the Advisor without reimbursement include: the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of NHI's books and records; employment expenses of the officers and directors and personnel of the Advisor and all expenses.

         F. PRINCIPAL OFFICE. The Company maintains its home office staff in Murfreesboro, Tennessee in a building owned by a limited partnership, which is 69.7% owned by NHC. The Company also owns land adjacent to many of its health care centers for the purpose of long-range expansion.

COMPETITION

         In most of the communities in which the Company's health care centers are located, there are other health care centers with which the Company competes. In competing for patients and staff with these centers, the Company relies upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of the Company's health care centers are also important in obtaining patients, since members of the patient's family generally participate to a greater extent in selecting health care centers than in selecting an acute care hospital. The Company believes that by providing and emphasizing rehabilitative as well as skilled care services at its centers, it has been able to broaden its patient base and to differentiate its centers from competing health care centers.

         The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 15 full-time individuals in this program. Four of its eight regional vice presidents and 43 of its 96 health care center administrators have graduated therefrom.

         NHC's employee benefit package offers a tuition reimbursement program. The goal of the program is to insure a well trained qualified work force to meet future demands. While the program is offered to all disciplines, special emphasis has been placed on supporting students in nursing and physical therapy programs. Students are reimbursed at the end of each semester after presenting tuition receipts and grades to management. The program has been successful in providing a means for many bright students to pursue a formal education.

EMPLOYEES

         As of December 31, 1994, the administrative general partner of the Company and the Company's managed centers had approximately 13,091 employees, who are called "Partners" by the Company. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                     ITEM 2
                                   PROPERTIES
LONG-TERM HEALTH CARE CENTERS

                                                                                      Total      Beds under Development*      Joined
State      City                  Center                              Affiliation      Beds       and Special Care Units        NHC
- -----      ----                  ------                              -----------      -----      ----------------------      ------
Alabama    Anniston              Golden Springs Health Care Center      Leased         124       15 beds under development    1973
           Moulton               Moulton Health Care Center             Leased         136                                    1973

Florida    Brooksville           Brooksville Nursing Manor              Managed        180                                    1993
           Hudson                Bear Creek Nursing Center              Managed        120                                    1993
           Crystal River         Cypress Cove Care Center               Managed        120                                    1993
           Trenton               Medic-Ayers Nursing Center             Managed        120                                    1993
           Ft. Lauderdale        NHC of Ft. Lauderdale                  Managed        253                                    1984
           New Port Richey       Heather Hill Nursing Home              Managed        120                                    1993
           Hudson                NHC of Hudson                          Leased         120       60 beds under development    1986
           Merritt Island        NHC of Merritt Island                  Leased         120       22 bed Alzheimer's unit      1990
           Panama City           NHC of Panama City                     Managed        120                                    1986
           Port Charlotte        NHC of Port Charlotte                  Owned          180       60 bed subacute care unit
                                                                                                 30 bed Alzheimer's unit      1994
           Naples                NHC of Renaissance                     Owned           60                                    1994
           St. Petersburg        NHC of St. Petersburg                  Managed        159                                    1984
           Stuart                NHC of Stuart                          Leased         118       24 bed Alzheimer's unit      1989
           Ocoee                 Ocoee Health Care Center               Managed        120                                    1990
           St. Cloud             Osceola Health Care Center             Managed        120                                    1991
           Palatka               Palatka Health Care Center             Managed        120       60 beds under development    1989
           Clearwater            Palm Garden of Clearwater              Managed        120                                    1987
           Gainesville           Palm Garden of Gainesville             Managed        120                                    1987
           Jacksonville          Palm Garden of Jacksonville            Managed        120                                    1990
           Largo                 Palm Garden of Largo                   Managed        140                                    1987
           N. Miami Beach        Palm Garden of N. Miami Beach          Managed        120                                    1988
           Ocala                 Palm Garden of Ocala                   Managed        120                                    1987
           Orlando               Palm Garden of Orlando                 Managed        120       60 beds under development    1987
           Pensacola             Palm Garden of Pensacola               Managed        120       31 beds under development    1987
           Lake City             Palm Garden of Lake City               Managed        120       60 beds under development    1992
           Largo                 Palm Garden of Pinellas                Managed        120       20 bed subacute care unit    1991
           Port St. Lucie        Palm Garden of Port St. Lucie          Managed        120                                    1988
           Tampa                 Palm Garden of Tampa                   Managed        120                                    1987
           Vero Beach            Palm Garden of Vero Beach              Managed        173                                    1987
           West Palm Beach       Palm Garden of West Palm Beach         Managed        120       39 beds under development    1988
           Winter Haven          Palm Garden of Winter Haven            Managed         85       35 beds under development    1987
           Plant City            Plant City Health Care Center          Leased         120       51 beds under development    1985
           Dade City             Royal Oak Nursing Center               Managed        120                                    1993
           Sarasota              Sarasota Health Care Center            Managed        120                                    1990
           Sun City              Palm Garden of Sun City                Managed        120                                    1991
           Niceville             The Manor at Blue Water Bay            Managed         60                                    1993

Georgia    Fort Oglethorpe       NHC of Fort Oglethorpe                 Owned           81                                    1989
           Rossville             Rossville Convalescent Center          Leased         112                                    1971

                                                                                        Total     Beds under Development*     Joined
State            City              Center                              Affiliation      Beds      and Special Care Units       NHC
- -----            ----              ------                              -----------      -----     ----------------------     ------
Indiana          Brownsburg        Brownsburg Health Care Center          Managed        178      20 bed Alzheimer's unit     1990
                 Castleton         Castleton Health Care Center           Managed        120      18 bed Alzheimer's unit     1990
                 Ladoga            Ladoga Health Care Center              Managed         95                                  1990
                 Plainfield        Plainfield Health Care Center          Managed        199      22 bed Alzheimer's unit     1990

Kentucky         Dawson Springs    Dawson Springs Health Care Center      Leased          80                                  1973
                 Glasgow           Homewood Health Care Center            Leased         206      10 bed Alzheimer's unit     1971
                 Madisonville      Kentucky Rest Haven                    Leased          94                                  1973

Missouri         Desloge           Desloge Health Care Center             Leased         120                                  1982
                 Joplin            Joplin Health Care Center              Leased         126                                  1982
                 Kennett           Kennett Health Care Center             Leased         160      20 beds under development   1982
                 Macon             Macon Health Care Center               Managed        120                                  1982
                 St. Louis         NHC of Maryland Heights                Leased         220                                  1987
                 Osage Beach       Osage Beach Health Care Center         Managed        120                                  1982
                 Springfield       Springfield Health Care Center         Managed        120                                  1982
                 St. Charles       St. Charles Health Care Center         Leased         120                                  1982
                 West Plains       West Plains Health Care Center         Managed        120                                  1982

South Carolina   Anderson          Anderson Health Care Center            Leased         290                                  1973
                 Greenwood         Greenwood Health Care Center           Leased         152                                  1973
                 Sumter            Hopewell Health Care Center            Managed         96                                  1985
                 Laurens           Laurens Health Care Center             Leased         176                                  1973
                 Aiken             Mattie C. Hall Health Care Center      Managed        176      44 bed Alzheimer's unit     1982
                 Clinton           NHC of Clinton                         Owned          131                                  1993
                 Murrells Inlet    NHC of Garden City                     Owned           88                                  1992
                 Greenville        NHC of Greenville                      Owned          176                                  1992
                 Lexington         NHC of Lexington                       Owned           88      12 bed subacute care unit   1994
                 North Augusta     NHC of North Augusta                   Owned          132                                  1991
                 Sumter            NHC of Sumter                          Managed        120                                  1985

Tennessee        Athens            Athens Health Care Center              Leased          96                                  1971
                 Johnson City      Colonial Hill Health Care Center       Leased         179      18 bed Alzheimer's unit     1971
                 Columbia          Columbia Health Care Center            Leased         120      12 bed subacute care unit   1973
                 Cookeville        Cookeville Health Care Center          Managed         96                                  1975
                 Franklin          Franklin Health Care Center            Leased          84                                  1979
                 Dickson           Green Valley Health Care Center        Leased         217      20 bed assisted care unit   1971
                 Columbia          Hillview Health Care Center            Leased          98                                  1971
                 Knoxville         Knoxville Convalescent Center          Leased         152                                  1971
                 Knoxville         Knoxville Health Care Center           Owned          180      12 bed subacute unit        1977
                 McMinnville       McMinnville Health Care Center         Leased         142                                  1971
                 Lewisburg         Merihil Health Care Center             Leased          95                                  1971
                 Murfreesboro      Murfreesboro Health Care Center        Managed        190      69 bed subacute care unit   1974
                 Nashville         Nashville Health Care Center           Leased         133                                  1975
                 Hendersonville    NHC of Hendersonville                  Leased         107                                  1987
                 Lawrenceburg      NHC of Lawrenceburg                    Managed         97                                  1985
                 Oak Ridge         Oak Ridge Health Care Center           Managed        130                                  1977

                                                                                        Total    Beds under Development*     Joined
State          City              Center                                Affiliation      Beds     and Special Care Units        NHC
- -----          ----              ------                                -----------      -----    ----------------------      ------
Tennessee      Lewisburg         Oakwood Health Care Center               Leased          62                                  1973
               Chattanooga       Parkwood Health Care Center              Leased         212     20 bed sub-acute care        1971
               Pulaski           Pulaski Health Care Center               Leased          95                                  1971
               Milan             Ridgewood Health Care Center             Leased         129                                  1971
               Lawrenceburg      South Health Care Center                 Leased          62     15 bed assisted care unit    1971
               Dunlap            Sequatchie Health Care Center            Leased          60                                  1976
               Somerville        Somerville Health Care Center            Leased          84     12 bed assisted care unit    1976
               Sparta            Sparta Health Care Center                Leased         150                                  1975
               Springfield       Springfield Health Care Center           Leased         112                                  1973
               Smithville        Sunny Point Health Care Center           Leased          76                                  1971
               Nashville         The Health Center of Richland Place      Managed         76     8 bed assisted care unit     1993
               Nashville         West Meade Place                         Managed        120                                  1993

Virginia       Bristol           Bristol Health Care Center               Leased         120                                  1973





                 -Balance of this page left blank by intention-

RETIREMENT APARTMENTS

State             City                  Retirement Apartments                        Affiliation       Units       Established
- -----             ----                  ---------------------                        -----------       -----       -----------
Missouri          St. Charles           Lake St. Charles Retirement Apartments          Leased          155           1984
Tennessee         Johnson City          Colonial Hill Retirement Apartments             Leased           63           1987
                  Chattanooga           Parkwood Retirement Apartments                  Leased           32           1986
                  Nashville             Richland Place Continuing Care Community        Managed         137           1993

HOMECARE PROGRAMS

State             City                  Homecare Programs                            Affiliation                   Established
- -----             ----                  -----------------                            -----------                   -----------

Florida           Blountstown           NHC HomeCare                                    Owned                         1994
                  Carrabelle            NHC HomeCare                                    Owned                         1994
                  Chipley               NHC HomeCare                                    Owned                         1994
                  Crawfordville         NHC HomeCare                                    Owned                         1994
                  Madison               NHC HomeCare                                    Owned                         1994
                  Marianna              NHC HomeCare                                    Owned                         1994
                  Panama City           NHC HomeCare                                    Owned                         1994
                  Panama City           NHC Private Nursing                             Owned                         1994
                  Perry                 NHC HomeCare                                    Owned                         1994
                  Port St. Joe          NHC HomeCare                                    Owned                         1994
                  Quincy                NHC HomeCare                                    Owned                         1994
                  Tallahassee           NHC HomeCare                                    Owned                         1994
                  Tallahassee           NHC Private Nursing                             Owned                         1994

Tennessee         Athens                NHC Homecare                                    Owned                         1984
                  Johnson City          NHC Homecare                                    Owned                         1978
                  Columbia              NHC Homecare                                    Owned                         1977
                  Cookeville            NHC Homecare                                    Owned                         1976
                  Dickson               NHC Homecare                                    Owned                         1977
                  Lawrenceburg          NHC Homecare                                    Owned                         1977
                  Lewisburg             NHC Homecare                                    Owned                         1977
                  McMinnville           NHC Homecare                                    Owned                         1976
                  Murfreesboro          NHC Homecare                                    Owned                         1976
                  Knoxville             NHC Homecare                                    Owned                         1977
                  Chattanooga           NHC Homecare                                    Owned                         1985
                  Pulaski               NHC Homecare                                    Owned                         1985
                  Milan                 NHC Homecare                                    Owned                         1977
                  Somerville            NHC Homecare                                    Owned                         1983
                  Sparta                NHC Homecare                                    Owned                         1984
                  Springfield           NHC Homecare                                    Owned                         1984

                                     ITEM 3
                               LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business. While there are several worker's compensation and personal liability claims presently in the court system, management believes that the ultimate resolution of all pending proceedings will not have any material adverse effect on the Company or its operations.



                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

                                     ITEM 5
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED UNITHOLDER MATTERS

         The partnership units of National HealthCare L.P. are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC units on Friday, December 30, 1994 was $26.00. On December 31, 1994, NHC had approximately 3,500 unitholders, comprised of 1,600 unitholders of record and an additional 1,900 unitholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest. The cash distributions per unit during each quarter are also shown.


                                     Unit Prices        Cash Distributions
                                    High     Low         Declared Per Unit
- --------------------------------------------------------------------------------
         1992
         1st Quarter              $15.375  $12.375            $ .11
         2nd Quarter               12.500   11.625              .11
         3rd Quarter               12.750   10.375              .16
         4th Quarter               16.500   15.625              .16

- --------------------------------------------------------------------------------
         1993
         1st Quarter              $17.875  $13.500            $ .20
         2nd Quarter               18.375   16.375              .20
         3rd Quarter               22.000   16.875              .24
         4th Quarter               26.375   21.625             1.34

- -------------------------------------------------------------------------------
         1994
         1st Quarter              $30.000  $25.500            $ .31
         2nd Quarter               29.750   24.875              .31
         3rd Quarter               28.875   25.375              .31
         4th Quarter               28.750   25.500              .42
===============================================================================



         NHC paid cash distributions on its outstanding partnership units related to reporting years as follows: 1990, $1.20 per unit; 1991, $1.20 per unit; 1992, $.54 per unit; 1993, $.88 per unit; and 1994, $1.35 per unit.
Additionally, there were special cash distributions of $.13 per unit and $1.10 per unit paid in 1991 and 1993, respectively. The 1993 special distribution was paid to help defray taxes on the sale of an investment. The 1991 special distribution was paid to help defray taxes on net Section 1231 and capital gains reported by NHC.



                                     ITEM 6
                            SELECTED FINANCIAL DATA


         The following table represents selected financial information with respect to the Company for the five years ended December 31, 1994. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.


                                                     Year Ended December 31,
                            1994             1993            1992             1991             1990
                            ----             ----            ----             ----             ----
                                     (in thousands, except unit and per unit data)
Operating Data:
Revenue                   $298,901         $245,085         $216,378         $184,612         $159,859
Gain on sale of
  investments                   --           24,773               --               --               --
Expenses                   283,048          232,296          206,877          166,945          140,903
Net income                  15,853           37,562            9,501           17,667           18,956

Earnings per unit:
  Primary                 $   2.02         $   4.85         $   1.28         $   2.45         $   2.73
  Fully diluted               1.80             4.05             1.23             2.45             2.73

Balance Sheet Data:
Total assets              $396,133         $344,680         $304,074         $273,015         $257,529
Long-term debt             104,243           54,625           49,299           51,947          160,853
Debt serviced by
  other parties             89,764          112,116          115,031          117,960               --
Partners' capital          101,006           92,526           67,922           61,823           55,441

Cash distributions
  declared per unit:
    Quarterly and
      year end            $   1.35         $    .88         $    .54         $   1.20         $   1.20
    Special                     --             1.10               --              .13               --



                                     ITEM 7
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview--

         National HealthCare L.P. (NHC or the Company, formerly National HealthCorp L.P.) is a leading provider of long-term care services. NHC operates or manages 96 long-term health care centers with 12,308 beds in nine states. The Company provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. The Company also operates retirement centers.


Results of Operations--

         Included in NHC's net income and revenues for the prior year ended December 31, 1993 is a $24.8 million gain ($3.20 per primary unit, $2.55 per fully diluted unit) from the sale for $33.0 million in cash of the Company's interest in VHA Long Term Care to ServiceMaster. VHA Long Term Care provides management services primarily to not-for-profit long-term care facilities. For purposes of comparison, the gain from this sale is excluded from the discussion of results of operations below.

         The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1994, 1993, and 1992.


                           PERCENTAGE OF NET REVENUES


Year Ended December 31                              1994     1993    1992
- ----------------------                              ----     ----    ----
Revenues:
   Net patient revenues                             90.2%    91.0%   90.0%
   Other revenues                                    9.8      9.0    10.0
                                                   -----    -----   -----
     Net revenues                                  100.0    100.0   100.0
                                                   -----    -----   -----
Costs and expenses:
   Salaries, wages and benefits                     52.7     52.4    51.3
   Other operating                                  33.0     32.8    33.6
   Depreciation and amortization                     4.6      4.8     4.9
   Interest                                          4.4      4.8     5.8
                                                   -----    -----   -----
     Total costs and expenses                       94.7     94.8    95.6
                                                   -----    -----   -----
Net Income                                           5.3%     5.2%    4.4%
                                                   =====    =====   =====




         The following table sets forth the (decrease) increase in certain items from the consolidated statements of income as compared to the prior period excluding the 1993 nonrecurring gain on sale of investment.

                     PERIOD TO PERIOD INCREASE (DECREASE)

                                   1994 vs. 1993    1993 vs. 1992
                                   -------------    -------------
(dollars in thousands)            Amount   Percent Amount   Percent
- ----------------------            ------   ------- ------   -------
Revenues:
   Net patient revenues           $46,633    20.9  $28,259   14.5
   Other revenues                   7,183    32.7      448    2.1
                                  -------    ----  -------   ----
     Net revenues                  53,816    22.0   28,707   13.3
                                  -------    ----  -------   ----
Costs and expenses:
   Salaries, wages and benefits    29,201    22.7   17,510   15.8
   Other operating                 18,427    22.9    7,608   10.5
   Depreciation & amortization      1,703    14.3    1,285   12.1
   Interest                         1,421    12.2     (984)  (7.8)
                                  -------    ----  -------   ----
     Total costs and expenses      50,752    21.8   25,419   12.3
                                  -------    ----  -------   ----
Net income                        $ 3,064    24.0  $ 3,288   34.6
                                  =======    ====  =======   ====


         NHC's owned or leased long-term health care centers provided 76% of net revenues in 1994, 80% in 1993, and 81% in 1992. Homecare programs provided 16% of net revenues in 1994, 13% in 1993 and 13% in 1992.

         The overall census in owned or leased centers for 1994 was 92.8% compared to 94.0% in 1993 and 92.5% in 1992. The census excluding acquisitions and new openings was 94.5%, 94.2% and 94.1% for the same periods. The Company opened three new owned centers in 1994 with a total of 383 beds.

         Approximately 61% of NHC's net revenues are derived from Medicare, Medicaid, and other government programs.


1994 Compared to 1993

         In 1994, NHC has achieved outstanding earnings and revenues growth while maintaining a strong financial position. Results for 1994 include a 24% increase in net income, a 20% increase in fully diluted earnings per unit, and a 22% increase in net revenues. These improvements have been made despite the negative impact of regulatory changes, which took effect in the latter part of 1993 but which were fully effective for all of 1994.

         The growth in revenues in 1994 occurred in long-term care, homecare, rehabilitative care, managed care and management services.

         Improved revenues in long-term care are due in part to increased numbers of owned beds having been placed in service. In 1994, 382 beds in three new owned long-term care centers and two existing centers were added to
operations.   In an area of development which NHC will be giving greater emphasis in 1995, 80 new owned or leased assisted living units were added and fully occupied in two centers. Furthermore, 147 long-term care beds which had been added in 1993 had improved occupancy rates in 1994. Also contributing to improved revenues in long-term care were increases in private pay and third party payor rates. Increases in third party payor rates were offset in part by the negative impact of the 1993 Tax Reform Act, which terminated the payment of a return on equity for

Medicare certified nursing homes effective October 1, 1993 and froze routine cost limits for such homes at 1993 levels for both 1994 and 1995. During 1994 and 1993, NHC had 41 and 37, respectively, owned or leased centers which operated at Medicare costs higher than the ceiling.

         Improved revenues in homecare are due in part to the addition of 13 homecare service locations. This expansion was accomplished through the purchase of a Florida homecare provider in February, 1994. Homecare revenues also improved due to increased payor rates and number of visits at NHC's 16 additional Tennessee locations. At all locations, there were 674,000 visits in 1994 compared to 319,000 in 1993.

         Revenues also improved during 1994 due to increased emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, the Company increased its staff of professionally licensed therapists by 40% in 1994. The Company has also signed managed care contracts with 25 private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals. NHC also now has a network of case managers to assure appropriate placement and payment for subacute patients in the NHC system.

         Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 45% in 1994 due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate loans to managed centers. In 1994 and late December of 1993, a net of five long-term care centers and 839 long-term care beds came under management contract. An additional two centers and 315 beds had been added throughout 1993. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

         Increases in salaries, wages and benefits in 1994 are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Labor costs are the most significant costs of the Company. The rate of increase in labor costs has moderated somewhat compared to previous years but still has increased at rates greater than the general rate of inflation. NHC has instituted programs intended to improve employee training and retention and programs intended to slow the rate of increase in the cost of providing health insurance coverage to employees.

         Operating costs have increased due to the increased numbers of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and the growth in managed services.

         Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

         Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds and due to increased interest rates on floating rate debt. Approximately 29% of the Company's long-term debt is at floating rates.


1993 Compared to 1992

         In 1993, NHC experienced a very financially successful year. Results for the year included a 35% increase in net income and a 22% increase in fully diluted earnings per unit. Net revenues increased 13% while total costs and expenses increased only 12%, improving the Company's net margin.

         The growth in revenues in 1993 was due to the expansion of skilled and homecare beds and services, the maturation of recently opened centers and improvements in both private pay and third party payor rates.

         NHC's homecare programs, which provide nursing rehabilitative services and nutritional feeding services to individuals, increased revenues by $4,429,000 to $32,192,474 in 1993. Homecare programs include the revenues of a wholly owned limited partnership which sells nutritional feeding products.

         Revenues from managed centers, which include management fees, guarantee fees and interest income from the managed centers, increased $2,022,000 in 1993 to $13,236,000. At December 31, 1993, NHC managed 48 centers with 5,913 beds, of which six centers with 780 beds were added December 20, 1993.

         Increases in operating expenses in 1993 are due to increased numbers of beds in operation, increases in the range of services offered, and increased costs of labor. Labor costs, the most significant costs of the Company, have in recent years increased at rates greater than the general rate of inflation. NHC is addressing the problem through programs intended to improve employee training and retention and through programs intended to slow the rate of increase in the cost of providing health insurance coverage to employees. The Company attempts to recover increased costs through increased charges to its customers.

         Fluctuations in interest expense are due to the general changes in borrowing rates over the periods covered as well as changes in amounts borrowed. Approximately 35% of the Company's long-term debt was at variable interest rates which averaged 4.4% at the end of 1993.


Growth and Development--

         The Company plans to continue to expand its continuum of care to the elderly by offering a comprehensive range of services through related health care centers, homecare programs, specialized care units, assisted living centers and retirement centers.

         During 1994, NHC purchased or constructed three owned health care centers, with 323 licensed long-term care beds and 60 assisted living beds located in Florida and South Carolina, and added 59 long-term care beds and 80 assisted living units at four existing owned or leased health care centers. Also, during 1994 and December of 1993 NHC commenced management of a net of five additional health care centers with 660 beds, and added 179 managed beds at five locations, all in Florida. All in all, 1,341 newly constructed, owned, leased and managed licensed long-term care beds were added during 1994 or in late December of 1993. These activities increased the total owned, leased and managed centers to 96 and the total licensed beds to 12,308.
         At December 31, 1994 NHC had under construction 489 beds, at eight new or existing owned or leased centers and 385 beds at eight managed centers. All of those 874 beds are expected to open during 1995. The Company also has been granted governmental certificates of need to permit construction of 552 beds, at 10 owned, leased or managed locations expected to start construction during 1995.


Liquidity, Capital Resources and Financial Condition--

         During 1994 NHC spent approximately $9,599,000 on construction and routine capital expenditures, $17,639,000 on cash distributions to partners, $4,360,000 as principal payments and financing costs on debt, and $31,870,000 to invest in loan participation agreements and notes receivable. These and other cash needs were financed through cash on hand, cash flow from operations of $31,375,000 and the issuance of $34,225,000 of debt.

         NHC is committed to spend approximately $7,511,000 for ongoing construction contracts. NHC is committed to provide an additional amount under an unsecured line of credit agreement to NHI in the amount of $30,848,000 and financing to managed facilities in the amount of $3,047,000 in 1995.

         NHC's current cash on hand, marketable securities, short-term notes receivable and operating cash flows are adequate to finance the company's growth and development plans for 1995 and into 1996. If additional capital is necessary, NHC's balance sheet ratios are at commercially reasonable levels to obtain additional capital. The current ratio is 1.8:1 at December 31, 1994, and working capital is $42,468,000. The ratio of long-term debt to equity as defined in our banking relationships to include both deferred income and subordinated convertible notes as equity, is 1.3:1 at the end of 1994.

         For all financial instruments except the marketable securities, the company believes that the financial statement carrying amounts approximate fair value at December 31, 1994. The fair value of the marketable securities were estimated based on quoted market prices.

Cash Distributions--

         NHC management intends to distribute approximately 60% of ordinary taxable income to unitholders during 1995. Management expects that NHC's cash distribution will never be lower than the maximum federal tax rate to individuals unless there is a material change in our present tax rate system.

Impact of Inflation--

         Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.

Partnership Legislation--

         On December 22, 1987, legislation passed which requires that publicly traded limited partnerships be taxed as corporations for federal income tax purposes. A "grandfather" clause in that legislation allows NHC to avoid corporate taxation through 1997. In the meantime, management will periodically review the tax laws to determine what avenues will be most beneficial to unitholders.


                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following table sets forth selected quarterly financial data for the three most recent fiscal years.

SELECTED QUARTERLY FINANCIAL DATA
(unaudited, in thousands, except per unit amounts)

                                                            Fully
                                                           Diluted
                            Net             Net            Earnings
                          Revenues        Income           Per Unit
- ----------------------------------------------------------------------------
1992
1st Quarter               $49,718          $ 2,068          $ .27
2nd Quarter                51,482            2,090            .28
3rd Quarter                54,620            2,231            .29
4th Quarter(A)             60,558            3,112            .39

- ---------------------------------------------------------------------------
1993
1st Quarter               $57,410          $ 2,527          $ .31
2nd Quarter                58,918            2,724            .33
3rd Quarter(B)             87,011           28,020           2.93
4th Quarter(A)             66,519            4,291            .48

- --------------------------------------------------------------------------
1994
1st Quarter               $68,598          $ 3,226          $ .37
2nd Quarter                71,128            3,447            .40
3rd Quarter                75,564            4,064            .46
4th Quarter(A)             83,611            5,116            .57



         Note A: In the fourth quarters of 1992, 1993 and 1994, net revenues and income were increased by approximately $1,000,000 ($.13 per unit, primary) $1,450,000 ($.19 per unit, primary), and $1,200,000 ($.15 per unit, primary), respectively, due to enhanced retroactive Medicare and Medicaid reimbursement which, if known, would have been reported periodically throughout the year.

         Note B: In the third quarter of 1993 NHC sold its interest in VHA LTC resulting in a one-time gain of approximately $24,773,000 ($3.20 per primary unit, $2.55 per fully diluted unit).

         The financial statements are included as Exhibit 13 and are incorporated in this Item 8 by reference.


                                     ITEM 9
              DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting and financial disclosure.


                                    PART III

                                    ITEM 10
                 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         GENERAL PARTNERS: The Company has three general partners identified in the Amended and Restated Agreement of Limited Partnerships:

         1. MANAGING GENERAL PARTNER: NHC, Inc., a Tennessee corporation. The authorized, issued and outstanding stock of NHC, Inc. is owned by its board of directors and senior management, a total of 14 individuals. W. Andrew Adams, the Company's President, owns approximately 42% of the voting securities of NHC, Inc. No other person owns in excess of 11.5%

         2. ADMINISTRATIVE GENERAL PARTNER: National HealthCare Corporation, a Tennessee corporation ("National"). National's Board of Directors is identical to that of NHC, Inc. All of the authorized, issued and outstanding stock of National HealthCare Corporation is owned by the National HealthCare Corporation Leveraged Employee Stock Ownership Plan and Trust. Trustees are Olin O. Williams, a director of both NHC, Inc. and National and Richard F. LaRoche, Jr., the Company's Senior Vice President and General Counsel.

         3. INDIVIDUAL GENERAL PARTNER: W. Andrew Adams. Mr. Adams is the Chairman of the Board and President of the Company.

         Pursuant to the Amended and Restated Agreement of Limited Partnership, the three general partners are collectively referred to as "General Partners". The General Partners own, in aggregate, a general partnership interest in the Company representing a 1% interest in the profits, losses and distribution of the partnership.

         DIRECTORS AND EXECUTIVE OFFICERS:         As a limited partnership,
the Company is managed by the managing general partner, NHC, Inc. NHC, Inc.'s Board of Directors is divided into three classes. The Directors hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the directors of both the managing and administrative general partners of the Company, as well as the executive officers and vice presidents of the Company:

                                            Position             Director of                      Officer of
                                            with the             Managing                         Managing
                                            Company              General         Current          General
                                            or Managing          Partner or      Term as          Partner or
                                            General              Company's       Director         Predecessor
Name                                Age     Partner              Predecessor     Expires          Since
- ----                                ---     -------              -----------     --------         -------
W. Andrew Adams                     49      Chairman of           Since
                                            the Board/            1994(CEO)        1996             1973
                                            President             1976(Pres.)
S.C. Garrison                       75      Director              1971             1995              ---
J.K. Twilla                         69      Director              1972             1995              ---
Olin O. Williams                    65      Director              1971             1997              ---
Ernest G. Burgess, III              55      Director              1992             1996             1975
Robert G. Adams                     48      S. Vice
                                            President/
                                            Director              1993             1997             1985
Richard F. LaRoche, Jr.             49      S. Vice President/
                                            Secretary and
                                            General Counsel         --               --             1974
Donald K. Daniel                    48      Vice President/
                                            Controller              --               --             1977
James O. Keathley                   56      Vice President/
                                            Corporate
                                            Affairs                 --               --             1977

Charlotte Swafford                  46      Treasurer               --               --             1985

Julia W. Powell                     45      Vice President          --               --             1985

Joanne G. Batey                     50      Vice President          --               --             1989

D. Gerald Coggin                    43      Vice President          --               --             1994

Kenneth D. DenBesten                42      Vice President          --               --             1992




         Drs. Garrison, Twilla and Williams were physicians in private practice in Tennessee for more than 30 years each. Dr. Williams has served as Chairman of the Board of First City BankCorp, a publicly owned banking institution headquartered in Murfreesboro, Tennessee, and is presently a member of that board.

         Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He was president from 1981 until 1983 of the National Council of Health Centers, the trade association for multi-facility long-term health care center companies, and served as Chairman of the Multi-facility Committee of the American Health Care Association from 1992 through 1994. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and

Chairman of the Board of Directors of National Health Investors, Inc. and serves on the Board of Third National Bank in Nashville.

         Mr. Robert Adams (Senior Vice President and Director) has served both as Administrator and as Regional Administrator, holding the last position from 1977 to 1985. He has a B.S. degree from Middle Tennessee State University. He serves as Chief Operations Officer for the Company. Mr. Robert Adams and Mr.
W. Andrew Adams are brothers.

         Mr. Burgess (Director) served as the Company's Senior Vice President for Operations from 1975 through 1994. He has an M.S. degree from the University of Tennessee.

         Mr. LaRoche (Senior Vice President) has been Senior Vice President since 1985, Secretary since 1974 and General Counsel since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. His responsibilities include acquisitions and finance. Mr. LaRoche also serves on the Board of National Health Investors, Inc.


         Mr. Daniel (Vice President and Controller) joined the Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

         Mr. Keathley (Vice President/Corporate Affairs) holds a Masters degree in Industrial Psychology and a B.S. degree in Education from Middle Tennessee State University. Prior to joining the Company in 1977, he was a director of personnel of First American National Bank, Nashville, Tennessee.

         Ms. Swafford (Treasurer) has been Treasurer of the Company since 1985. She joined the Company in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

         Ms. Powell (Vice President/Patient Services) has been with the company since 1974. She has served as a nurse consultant and director of patient assessment computerized services for NHC. Ms. Powell has a bachelor of science in nursing from the University of Alabama, Birmingham, and a master's of art in sociology with an emphasis in gerontology from Middle Tennessee State University. She co-authored Patient Assessment Computerized in 1980 with Dr. Carl Adams, the Company's founder.

         Ms. Batey (Vice President/Homecare) has been with the company since 1976. She served as homecare coordinator for five years before being named Vice President in 1989. Prior to that she was director of communication disorders services. Ms. Batey received her bachelor's and master's degrees in speech pathology from Purdue University.

         Mr. Coggin (Vice President/Governmental and Rehabilitative Services) has been employed by NHC since 1973. He has served as both Administrator and Regional Vice President before being appointed to the present position. He received a B.A. degree from David Lipscomb University and a M.P.H. degree from the University of Tennessee. He is responsible for the company's rehabilitation, managed care and legislative activities.

         Mr. DenBesten (Vice President/Finance) has served as Vice President of Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984-1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

         The above officers serve in identical capacities for the Company and its two corporate general partners: NHC, Inc., and National HealthCare Corporation.


                                    ITEM 11
                             EXECUTIVE COMPENSATION

INTRODUCTION:

         Pursuant to Article V of the Amended and Restated Agreement of Limited Partnership of National HealthCare L.P., the General Partners are given the full, exclusive and complete discretion in the management and control of the business of the Company. Pursuant to Article 5.7 the General Partners do not receive compensation for serving as general partners. In compliance with the Partnership Agreement the General Partners hire and compensate all of the officers of the Partnership and of the corporate general partners. The General Partners' goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 20% return on partners equity. With these goals in mind, the General Partners' executive compensation program is based on employee performance rewarded as follows: (1) the achievement of a return on investment for limited partners; (2) returns generated from unit performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1994.

TOTAL COMPENSATION:

         Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1994 to the four executive officers who earned more than $100,000.

         The non-employee Directors of NHC, Inc. (the Managing General Partner of the Company) are paid $2,000 per meeting attended. There were five Board meetings during 1994 and no Board member missed a meeting. Dr. Carl Adams, Chairman and Director, passed away in September, 1994, and his unexpired term was filled by W. Andrew Adams, President.

OPTION PLANS:

         At the 1994 Annual Meeting of the Partners, the 1994 Unit Option Plan was adopted and approved by the unitholders. A total of 1,200,000 units were reserved for issuance upon exercise of options to be granted by the Board of Directors of the Managing General Partner. At December 31, 1994, options to purchase 496,000 units at $25.12 per unit are outstanding to 158 key employees.

         Table II (page 32) shows as to the four executive officers: (i) the number of units as to which options have been granted from January 1, 1994 through December 31, 1994 under the Unit Option Plans; (ii) the percentage of all units granted represented by these individuals (iii) the option exercise price per unit and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent unit price appreciation over the next four years.

         Table III (page 32) identifies for the same four person group all options exercised during 1994 (none), the value realized upon exercise, and the balance of options outstanding, if any.

         Each non-employee Director of NHC, Inc., the Managing General Partner, receives a Unit Option Grant of 5,000 units per year with the exercise price and grant date being the date and closing unit price of the Annual Partnership Meeting (in 1995, March 16).

         The Company maintains several non-qualified deferred compensation plans for its key employees, one of which provides a matching contribution (15%) for all deferred compensation used to purchase units of limited partnership interest held by an independent trustee. The matching contribution is forfeited to the company unless held by the Trustee for 15 years. No executive officer participated in this plan during 1994. Other than as described herein or as identified in Tables I, II and III, the Company has no other long-term incentive plans for its executive officers.

====================================================================================================================================
                                                              TABLE I
                                                     NATIONAL HEALTHCARE L.P.
                                                    SUMMARY COMPENSATION TABLE
                                                             1994-1992
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Long Term Compensation
                                Annual Compensation(1)                    --------------------------------------------
                                                                                      Awards                 Payouts
- ----------------------------------------------------------------------------------------------------------------------
        (a)             (b)         (c)           (d)         (e)            (f)             (g)            (h)            (i)
                                                          Other annual    Restricted                                    All Other
  Name and Principal                                      Compensation    Stock Awards    Options/SARs    LTIP Payouts  Compensation
  Position             Year      Salary ($)    Bonus ($)     ($)(2)           ($)            (#)(3)         ($)            ($)
  ----------------------------------------------------------------------------------------------------------------------------------
  W. Andrew Adams      1994      132,349      537,513       78,789            -0-             28,000           -0-            -0-
  President & CEO      1993      134,295      476,153        9,987            -0-             40,000           -0-            -0-
                       1992      134,248      429,153       22,742            -0-                -0-           -0-            -0-
  ----------------------------------------------------------------------------------------------------------------------------------
  Ernest G. Burgess    1994      140,422      418,250       21,200            -0-              1,000           -0-            -0-
  Senior Vice          1993      140,350      168,903        6,207            -0-             25,000           -0-            -0-
  President            1992      140,296      305,535       22,376            -0-                -0-           -0-            -0-
  ----------------------------------------------------------------------------------------------------------------------------------
  Robert G. Adams      1994      216,384      375,641       26,828            -0-             20,000           -0-            -0-
  Senior Vice          1993      215,743      251,129        5,409            -0-             25,000           -0-            -0-
  President            1992      207,575      235,298       21,654            -0-                -0-           -0-            -0-
  ----------------------------------------------------------------------------------------------------------------------------------
  Richard F. LaRoche,  1994      134,150      266,877       15,637            -0-             20,000           -0-            -0-
  Jr.                  1993      111,425      193,077       11,116            -0-             25,000           -0-            -0-
  Sr. VP & Secretary   1992      134,099      215,000       27,842            -0-                -0-           -0-            -0-
  ----------------------------------------------------------------------------------------------------------------------------------

  (1) Compensation deferred at the election of an executive has been included in salary column (d).
  (2) Includes (a) life insurance benefit, (b) 401-K matching contribution, (c) nonqualified deferred compensation matching contribution, (d) ESOP contribution.
  (3) The 1994 awards are NHC Unit Options issued at $25.125 per unit.  The 1993 awards are stock options issued by National
  Health Investors, Inc. to NHC and assigned to these executive officers.  Each option is exerciseable at $25.00 per share.  NHI closing price on the NYSE on January 31, 1995, was $24.625.
====================================================================================================================================



====================================================================================================================================
                                                             TABLE II
                                                     NATIONAL HEALTHCARE L.P.
                                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                         December 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Potential Realizable Value at
                                                                                                  Assumed Annual Rates of Unit Price
                                                                                                  Appreciation for Option Term(2)
                                                 Individual Grants
- ------------------------------------------------------------------------------------------------------------------------------------
                (a)                      (b)                 (c)             (d)             (e)                (f)             (g)
                                                         % of Total
                                                         Options/SARs
                                                         Granted to      Exercise or
                                     Options/SARs        Employees in    Base
         Executive Officers          Granted (#)(1)      Fiscal Year     Price ($/Sh)    Expiration Date        5%($)        10%($)
- ------------------------------------------------------------------------------------------------------------------------------------
  W. Andrew Adams, President &
  CEO                                  40,000               8.1%          25.125             4/21/99           216,400       466,400
  Ernest G. Burgess, Sr. VP             5,000               1.0%          25.125             4/21/99            27,050        58,300
  Robert G. Adams, Sr. VP              27,500               5.5%          25.125             4/21/99           148,775       320,650
  Richard F. LaRoche, Jr., Sr. VP      25,000               5.1%          25.125             4/21/99           135,250       291,500
- ------------------------------------------------------------------------------------------------------------------------------------

  (1) Each option was awarded April 22, 1994 and is exerciseable at $25.12 per share.  NHC closing price on the AMEX on January
  30, 1995, was $24.625
  (2) Based on remaining option term (4 years) and annual compounding.
====================================================================================================================================



====================================================================================================================================

                                                             TABLE III
                                                     NATIONAL HEALTHCARE L.P.
                                              AGGREGATED OPTION/SAR EXERCISES IN LAST
                                                            FISCAL YEAR
                                                   AND FY-END OPTION/SAR VALUES
                                                         December 31, 1994
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Number of               Value of Unexercised
                                                                                      Unexercised             In-the-Money
                                                                                      Options/SARs            Options/SARs at
                                                                                      at FY-End (#)           FY-End ($)
- ------------------------------------------------------------------------------------------------------------------------------------
                                     Shares acquired on                               Exercisable/            Exercisable/
         Executive Officers          Exercise (#)           Value Realized ($)(1)     Unexercisable           Unexercisable
- ------------------------------------------------------------------------------------------------------------------------------------
  W. Andrew Adams, President & CEO          -0-                   -0-                   40,000/0                 $35,000/0
  Ernest G. Burgess, Sr. VP                 -0-                   -0-                    5,000/0                   4,375/0
  Robert G. Adams, Sr. VP                   -0-                   -0-                   27,500/0                  24,063/0
  Richard F. LaRoche, Jr., Sr. VP           -0-                   -0-                   25,000/0                  21,875/0
- ------------------------------------------------------------------------------------------------------------------------------------
  (1) Market value of underlying securities at exercise date, minus the exercise or base price.
====================================================================================================================================


EMPLOYEE STOCK OWNERSHIP PLAN:

         In 1986 the Administrative General Partner adopted as its Employee Stock Ownership Plan and Trust ("ESOP"), the ESOP previously sponsored by the Company's corporate predecessor. The ESOP is a qualified pension plan under
Section 401(a) of the Internal Revenue Code. The Administrative General Partner makes contributions to the ESOP for all employees and is reimbursed for same by the Company. Employees make no contributions. All contributions are used by the ESOP to purchase "qualifying employer securities" which is the Common Stock of the Administrative General Partner. These securities are allocated among participating employees of the Administrative General Partner who participate in the ESOP in the ratio of the employee's wages to the total wages of all participating employees during that fiscal year. Participating employees are all employees, including officers, who have earned one year of service by working more than 1,000 hours during the fiscal year.

         On January 20, 1988, the Administrative General Partner of the partnership formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock in the Administrative General Partner. The Administrative General Partner, in turn, purchased eight (8) health care centers from the partnership and contracted with the partnership to manage these centers for a 20-year period. The Administrative General Partner also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 60% of which is occupied by the Company. In late 1988, the Administrative General Partner entered into a Loan Agreement with the partnership and advanced $50,000,000 to the partnership to be used by the partnership to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1994, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to the Administrative General Partner, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

         The Leveraged ESOP is administered by an Administrative Committee, currently consisting of Ernest G. Burgess, III (Director), Donald K. Daniel and Charlotte Swafford (officers of the Company), which is appointed by the Board of Directors of the administrative general partner. The Trustees of the Leveraged ESOP are Dr. Olin O. Williams, a director, and Richard F. LaRoche, Jr., the Company's Senior Vice President and General Counsel.

         The amounts contributed to the ESOP in 1994 and allocated to the Company's executive officers are included in Table I, and total $61,798.58.

EMPLOYEE UNIT PURCHASE PLAN:

         The Company has established its Employee Unit Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase units through payroll deductions at the lesser of the closing asked price of the units as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of units at the above price. The Company makes no contribution to the purchase price. 29,582 units were issued pursuant to the Plan in January, 1995, with all payroll deductions being made in 1994.

         All employees (including officers and directors) may elect to participate in the Plan if they meet minimum employment requirements. The maximum payroll deduction is the employee's normal monthly pay. Participating employee's rights under the plan are nontransferable. Prior to the end of a year, a participant may elect to withdraw from the Plan and the amount accumulated as a result of his payroll deductions shall be returned to him without interest. Any terminated employee immediately ceases to be a participant and also receives his or her prior contributions.

         In no event may a participant in the Plan purchase thereunder during a calendar year, units having a fair market value more than $25,000.

         The units purchased pursuant to the Plan are freely tradeable, except for any shares held by an "affiliate" of the Company, which would be subject to the limitations of Rule 144.

         Only three of the Company's executive officers participated in this Plan during 1994 and the positive spread between the purchase price and in the then fair market price for that individual is included in Table I.

1975 PERFORMANCE BONUS PLAN:

         In 1975 the Company implemented a Performance Bonus Plan which was reaffirmed and readopted by the unitholders in 1994. This plan provides for the Chairman of the Board to allocate, with the approval of the non-employee directors, the bonus at the end of each fiscal year. The total amount available for bonuses under the plan is 20% of the Company's net income (without regard to NHI lease payments or Advisory fee income) after a 20% return on partners' equity as determined at the beginning of that fiscal year. In fiscal 1994, bonuses of $3,577,000 were paid under this plan to a total of 103 employees.

401(K) PLAN:

         The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors authorized a matching contribution to be made during the first half of 1993 of 15% of any employee's contribution. For the last half of 1993, a match was made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% to the Plan, and employees who earn more than $66,000 were limited to a contribution averaging 2.89% of their compensation. These matching funds will be used to purchase Units on the open market, which Units will vest in the employees account in 5 years. Forfeited units are allocated among remaining participants. A total of $578,000 was contributed to the Plan as matching contributions for 1994.

EMPLOYEE LOAN PROGRAMS:

         On December 31, 1986, the Company's unitholders adopted an Employee Stock Financing Plan (the "Financing Plan"). The Plan was designed to enable key employees of the Corporation to finance the exercise of unit options granted to them by the Board of Directors. Under the Plan, the Company financed the exercise of any unit options exercised by the acceptance of the employees' full recourse promissory note bearing interest at a fixed rate equal to 2.5% below New York prime on the date of the note, with interest payable quarterly and principal due and payable in 60 months. The notes are secured by Units having a fair market value equal to twice the note amount.

         On October 31, 1991, the Board of Directors created the
"Collateralized Management Loan" Program (hereinafter CML), designed to provide the Company with a short-term liquid investment source generating a return on the Company's funds equal to the prime rate of interest. The program is available to all officers, directors, and supervising employees, and has the following terms and conditions:

         (a)     $100,000 minimum CML amount, due and payable on demand
         (b) Borrower must have written evidence of a line of credit with a financial institution with an undrawn balance at least equal to the CML, and valid for at least 60 days.
         (c) The CML must be collateralized with a pledge of National Health Investors, Inc. common stock having a fair market value at least equal to the CML.

         The following tables shows, as to each executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness since December 31, 1989 and the present outstanding balance.



                                       FINANCING PLAN                                    CML PLAN
                            ---------------------------------------            -------------------------------
                              Largest                 Balance out-               Largest         Balance out-
                             Aggregate               standing as of             Aggregate       standing as of
                            Indebtedness                12/31/94               Indebtedness        12/31/94
                            ------------             --------------            ------------     --------------
W. Andrew Adams             $2,527,590                 $2,439,283               $3,212,500        $    ---
Robert G. Adams              1,120,530                  1,062,856                  500,000             ---
Ernest G. Burgess, III       1,224,810                  1,153,616                  500,000             ---
Richard F. LaRoche, Jr.      1,224,810                  1,150,236                1,150,000             ---
                            ----------                 ----------               ----------        --------
All Executive Officers
as a Group (4)              $6,097,740                 $5,805,991               $5,012,500        $    ---
                            ==========                 ==========               ==========        ========

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing Partnership Equity until paid.

UNITHOLDER RETURN:

         Table IV is a line graph comparing the yearly percentage change in the cumulative unitholder return on the Company's units against the cumulative total return of the S & P composite S & P 500 and the Health Care-Miscellaneous Index for the five-year period ended on December 31, 1994.

                                   TABLE IV
                           NATIONAL HEALTHCARE L.P.
                     Comparison of Cumulative Total Return


                                    [GRAPH]

                           1989  1990    1991    1992     1993    1994

National HealthCare LP     100    85.9    76.7   107.1    176.4   176.1
S&P 500                    100    96.8   126.4   136.1    149.7   151.7
S&P Health Care Divers     100   117.7   170.2   141.9    146     155.3

Assumes $100 Invested January 1, 1989 in NHC, S&P 500 and S&P Health Care Diversified

Note: In October, 1991, NHC divested itself of 78% of its assets by creating National Health Investors, Inc. and distributing the NHI stock to the then current NHC unitholders. None of the gain from this divestiture is included in this analysis.

                                    ITEM 12
                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as to the number of limited partnership units of the Company beneficially owned as of December 31, 1994 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to own beneficially 5% or more of the outstanding units (7,826,165 as of December 31, 1994), (b) by each director of the managing or administrative general partner, and (c) by all executive officers and directors of the Company, managing general partner and the administrative general partner as a group. Members of management of the Company listed below are all members of management of the Managing and Administrative General Partners, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group: (* less than 1% ownership)

       Names and Addresses                 Number of Units(1)       Percentage of
       of Beneficial Owner                 Beneficially Owned       Total Units
       -------------------                 ------------------       -------------
W. Andrew Adams, President and                     375,571                   4.8%
Individual General Partner
1927 Memorial Blvd.
Murfreesboro, TN   37129

Dr. S.C. Garrison, Director                         14,460                    *
1934 Old Lascassas Rd.
Murfreesboro, TN   37130

Dr. J.K. Twilla, Director                           63,037                    *
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director                      84,177                   1.1%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director                          396,769                   5.1%
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director                        162,853                   2.1%
1005 Cason Lane
Murfreesboro, TN  37130

Richard F. LaRoche, Jr., Sr. V.P.                  344,952                   4.4%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation,                     1,253,835                  16.0%
 Admin. G.P.
P.O. Box 1398
Murfreesboro, TN   37133


Albert O. Nicholas                                 400,000                   5.1%
6002 North Highway 83
Hartland, WI  53029

All Executive Officers                             1,441,819                 18.4%
  and Directors
  of the Corporate General
  Partners as a Group


(1) Assumes exercise of unit options outstanding. See "Option Plans" on page 30.


                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable


                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


a)       (i)     Financial Statements:

         The Financial Statements are included as Exhibit 13 and are filed as part of this report.

         (ii)    Exhibits:

         Reference is made to the Exhibit Index, which is found on pages 43 of this Form 10-K Annual Report.

b)       Reports on Form 8-K:  None.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 File No. 33-9881 (filed December 28, 1987):

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE





To:  National HealthCare L.P.:

         We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K of National HealthCare L.P., and have issued our report thereon dated February 1, 1995.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                    ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 1, 1995

                            NATIONAL HEALTHCORP L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                                 (in thousands)



Column A                           Column B               Column C                     Column D      Column E
- --------                           --------        ----------------------              --------      --------
                                                         Additions
                                                   ----------------------
                                  Balance-         Charged to      Charged                           Balance
                                  Beginning        Costs and       to other                          -End of
Description                       of Period         Expenses      Accounts(1)        Deductions(2)   Period
- -----------                       ---------        ---------      -----------        -------------   -------
For the year ended
         December 31,
         1992 - Allowance
         for doubtful
         accounts . . . . . . .    $3,079           $ ---          $   904              $1,180       $2,803
                                   ======           =====          =======              ======       ======

For the year ended
         December 31,
         1993 - Allowance
         for doubtful
         accounts . . . . . . .    $2,803           $ ---          $   925              $1,116       $2,612
                                   ======           =====          =======              ======       ======

For the year ended
         December 31,
         1994 - Allowance
         for doubtful
         accounts . . . . . . .    $2,612           $ ---          $ 2,118              $1,363       $3,367
                                   ======           =====          =======              ======       ======

- -----------
(1)  Amounts reflected as a reduction of revenues.
(2)  Amounts written off, net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NATIONAL HEALTHCARE L.P.


                                                  BY:/s/ Richard F. LaRoche, Jr.
                                                     -------------------------
                                                     Richard F. LaRoche, Jr.
                                                     Secretary

Date:  March 21, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 1995, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.


/s/ W. Andrew Adams                        /s/ Olin O. Williams
- ---------------------------------          ----------------------------------
W. Andrew Adams, President                 Olin O. Williams, M.D., Director
Executive and Financial                    NHC, Inc., and National HealthCare
Officer, and Individual                    Corporation, Corporate General
General Partner                            Partners


/s/ S. C. Garrison                         /s/ J. K. Twilla
- ---------------------------------          ----------------------------------
S.C. Garrison, M.D., Director              J.K. Twilla, M.D., Director
NHC, Inc. and National HealthCare          NHC, Inc. and National HealthCare
Corporation, Corporate General             Corporation, Corporate General
Partners                                   Partners



/s/ Robert G. Adams                        /s/ Ernest G. Burgess
- ---------------------------------          ----------------------------------
Robert G. Adams, Senior Vice               Ernest G. Burgess, Director NHC, Inc.
President, Director NHC, Inc. and          and National HealthCare Corporation
National HealthCare Corporation            Corporate General Partners



/s/ Donald K. Daniel
- ---------------------------------
Donald K. Daniel,Vice President
and Principal Accounting Officer
NHC, Inc. and National Health
Corporation, Corporate General
Partners

                   NATIONAL HEALTHCARE L.P. AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1994
                                 EXHIBIT INDEX

Exhibit No.           Description                           Page No. or Location
- -----------           -----------                           --------------------
   3.1       Amended and Restated Articles of               Specifically incor-
             Limited Partnership Agreement                  porated by reference
                                                            to Exhibit A attached
                                                            to Form S-4, (Proxy
                                                            Statement-Prospectus),
                                                            amended, Registration
                                                            No.33-9881 (December 9,
                                                            1986)

   3.2       By-laws (as amended)                                   None

   4.1       Form of Common Stock/Unit Certificate          Incorporated byreference
                                                            from Exhibit 41 attached
                                                            to Form S-4, (Proxy
                                                            Statement-Prospectus),
                                                            as amended, Registration
                                                            No. 33-9881 (December 9,
                                                            1986)

   10        Material Contracts                             Incorporated by reference
                                                            from Exhibits 10.1 thru
                                                            10.9 attached to Form
                                                            S-4, (Proxy Statement-
                                                            Prospectus), as amended,
                                                            Registration No. 33-9881
                                                            (December 9, 1986)

   10.11     Employee Stock/Unit Purchase Plan              Incorporated by reference
                                                            from Form S-8, Registra-
                                                            tion No. 33-9881
                                                            (December 28, 1987)

   10.12     1994 Unit Option Plan                          Incorporated by reference
                                                            from 1994 Proxy Statement
                                                            filed on February 18,
                                                            1994

   12        Statements Re:  Computation of Ratios          Page 44

   13        Report of Independent Public Accountants       Exhibit 13 beginning
             Consolidated Statements of Income              on Page 45
             Consolidated Balance Sheets
             Consolidated Statements of Cash Flows
             Consolidated Statements of Partners'
                        Capital
             Notes to Consolidated Financial
                        Statements

   22        Subsidiaries of Registrant                     Incorporated by reference
                                                            to Exhibit 22 of Form
                                                            S-4, (Proxy Statement/
                                                            Prospectus), as amended,
                                                            Registration No. 33-9881
                                                            (December 11, 1986)

   23        Consent of Independent                         Page 65
             Public Accountants

   27        Financial Data Schedule (for SEC purposes only)
