Form 10-Q
period 1995-03-31
NATIONAL HEALTHCARE L P
filed 1995-05-02
CIK 805274

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 of 15(d)
                     of the Securities Exchange Act of 1934




For quarter ended    March 31, 1995        Commission file number  33-9881
                 -------------------------                       ---------------



                            NATIONAL HEALTHCARE L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)




            Delaware                                  62-1292855
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization                     Identification No.)


        100 Vine Street
        Murfreesboro, TN                                 37130
- -------------------------------                    -------------------
        (Address of principal                          (Zip Code)
         executive offices)


Registrant's telephone number, including area code       (615) 890-2020
                                                   -----------------------------

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

7,796,433 units were outstanding as of March 31, 1995.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NATIONAL HEALTHCARE L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31
                                                                               ---------------------
                                                                               1995             1994
                                                                               ----             ----
                                                                                   (in thousands)
REVENUES:
  Net patient revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . $   73,322       $   62,058
  Other revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,434            6,540
                                                                            ----------       ----------
         Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .     83,756           68,598
                                                                            ----------       ----------

COSTS AND EXPENSES:
  Salaries, wages and benefits  . . . . . . . . . . . . . . . . . . . . . .     44,766           37,345
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,833           22,075
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .      3,634            3,251
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,351            2,701
                                                                            ----------       ----------
         Total costs and expenses . . . . . . . . . . . . . . . . . . . . .     79,584           65,372
                                                                            ----------       ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    4,172       $    3,226
                                                                            ==========       ==========

EARNINGS PER UNIT:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      .53       $      .41
                                                                            ==========       ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      .47       $      .37
                                                                            ==========       ==========

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7,860,699        7,799,379
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9,833,565        9,772,245

CASH DISTRIBUTIONS PER UNIT . . . . . . . . . . . . . . . . . . . . . . . . $      .42       $      .24
                                                                            ==========       ==========

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       42       $       32
  Limited Partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,130            3,194
                                                                            ----------       ----------
                                                                            $    4,172       $    3,226
                                                                            ==========       ==========


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                            NATIONAL HEALTHCARE L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                               March 31              December 31
                                                                                 1995                   1994
                                                                             -----------             -----------
                                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,355                 $  1,442
  Cash held by trustees . . . . . . . . . . . . . . . . . . . . . . . . . .      1,520                    1,604
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . .      1,378                    4,010
  Accounts receivable, less allowance for
    doubtful accounts of $3,737 and $3,367  . . . . . . . . . . . . . . . .     46,431                   48,372
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,871                    4,922
  Note receivable from NHI  . . . . . . . . . . . . . . . . . . . . . . . .        999                   22,847
  Loan participation agreements . . . . . . . . . . . . . . . . . . . . . .     20,322                    9,784
  Inventory at lower of cost (first-in,
    first-out method) or market . . . . . . . . . . . . . . . . . . . . . .      2,943                    2,952
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      1,906                    1,573
                                                                              --------                 --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . .     95,725                   97,506
                                                                              --------                 --------

PROPERTY AND EQUIPMENT AND ASSETS UNDER
    ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost  . . . . . . . . . . . . . . . . . . . . .    143,118                  136,757
  Accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (33,062)                 (31,094)
  Assets under arrangement with other parties,net . . . . . . . . . . . . .     80,254                   81,746
                                                                              --------                 --------
         Net property, equipment and assets under
           arrangement with other parties . . . . . . . . . . . . . . . . .    190,310                  187,409
                                                                              --------                 --------

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits . . . . . . . . . . . . . . . . . . . . . .      1,802                    1,720
  Unamortized financing costs . . . . . . . . . . . . . . . . . . . . . . .      2,805                    2,811
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     78,218                   87,180
  Notes receivable from National  . . . . . . . . . . . . . . . . . . . . .     12,307                   12,296
  Minority equity investments and other . . . . . . . . . . . . . . . . . .      7,171                    7,211
                                                                              --------                 --------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . .    102,303                  111,218
                                                                              --------                 --------

                                                                              $388,338                 $396,133
                                                                              ========                 ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCARE L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                              March 31               December 31
                                                                                1995                    1994
                                                                             -----------             -----------
                                                                             (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .   $  7,209                 $  6,330
  Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .      5,347                   17,688
  Accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,964                   18,644
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,957                    2,223
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      7,944                   10,153
                                                                              --------                 --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .     43,421                   55,038
                                                                              --------                 --------

LONG-TERM DEBT, less current portion  . . . . . . . . . . . . . . . . . . .    108,044                  104,243

DEBT SERVICED BY OTHER PARTIES,
  less current portion  . . . . . . . . . . . . . . . . . . . . . . . . . .     87,720                   89,764

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES . . . . . . . . . . . . . .        806                      802

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES  . . . . . . . . . . . . . . . . . . . . . .     30,000                   30,000

DEFERRED INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,981                   15,280

PARTNERS' CAPITAL:
  General partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,104                    1,095
  Limited partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    101,262                   99,911
                                                                              --------                 --------
         Total partners' capital  . . . . . . . . . . . . . . . . . . . . .    102,366                  101,006
                                                                              --------                 --------

                                                                              $388,338                 $396,133
                                                                              ========                 ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCARE L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                               ---------------------
                                                                                               1995             1994
                                                                                               ----             ----
                                                                                                   (in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,172          $ 3,226
  Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,515            3,159
    Provision for doubtful accounts and notes . . . . . . . . . . . . . . . . . . . . . . .       607              514
    Amortization of intangibles and deferred charges  . . . . . . . . . . . . . . . . . . .       239              181
    Amortization of deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (74)             (96)
    Equity in earnings of unconsolidated investments  . . . . . . . . . . . . . . . . . . .       (91)             (82)
    Distributions from unconsolidated investments . . . . . . . . . . . . . . . . . . . . .        16               41
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . . . . . . . .     1,334           (6,520)
    Decrease in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9               63
    Increase in prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . .      (333)            (587)
    Increase (decrease) in trade accounts payable . . . . . . . . . . . . . . . . . . . . .   (12,341)             969
    Increase in accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,320            1,014
    Increase (decrease) in accrued interest payable . . . . . . . . . . . . . . . . . . . .      (266)             403
    Increase (decrease) in other current liabilities  . . . . . . . . . . . . . . . . . . .    (2,209)           1,719
                                                                                              -------          -------
                                                                                               (3,102)           4,004
                                                                                              -------          -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,409)         (13,736)
  Decrease in long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . .    20,312           35,555
  (Increase) decrease in minority equity investments
    and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       770           (4,493)
  Decrease in debt and equity securities  . . . . . . . . . . . . . . . . . . . . . . . . .     2,360               42
                                                                                              -------          -------
                                                                                               17,033           17,368
                                                                                              -------          -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,128            4,329
  Decrease in cash held by trustee  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        84               51
  Increase in minority interest in subsidiaries . . . . . . . . . . . . . . . . . . . . . .         4                8
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .       (82)             (52)
  Collection of receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       735               60
  Payments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (545)          (1,609)
  Cash distributions to partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,275)         (10,389)
  Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (67)              --
                                                                                              -------          -------
                                                                                                  (18)          (7,602)
                                                                                              -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . .    13,913           13,770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .     1,442              145
                                                                                              -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .   $15,355          $13,915
                                                                                              =======          =======

Supplemental Information:
  Cash payments for interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,616          $ 2,298
                                                                                              =======          =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCARE L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



                                                     RECEIVABLES        UNREALIZED                                         TOTAL
                                    NUMBER OF        FROM SALE OF        GAINS ON         GENERAL        LIMITED         PARTNERS'
                                      UNITS             UNITS           SECURITIES        PARTNERS       PARTNERS         CAPITAL
                                      -----             -----           ----------        --------       --------         -------
BALANCE AT 12/31/94                 7,826,165         $(14,697)            $ 480           $1,095        $114,128        $101,006

Net income                                 --               --                --               42           4,130           4,172
Collection of
  receivables                              --              735                                 --              --             735
Units issued                              736               --                --               --              --              --
Unrealized losses on
  securities                               --               --              (272)              --              --            (272)
Cash distributions
  ($.42 per unit)                          --               --                --              (33)         (3,242)         (3,275)
                                    ---------         --------             -----           ------        --------        --------

BALANCE AT 3/31/95                  7,826,901          (13,962)            $ 208            1,104         115,016         102,366
                                    =========         ========             =====           ======        ========        ========


BALANCE AT 12/31/93                 7,796,433         $(15,134)            $  --           $1,027        $106,633        $ 92,526

Net income                                 --               --                --               32           3,194           3,226
Collection of
  receivables                              --               60                --               --              --              60
Cash distributions
  ($.24 per unit)                          --               --                --              (18)         (1,795)         (1,813)
                                    ---------         --------             -----           ------        --------        --------

BALANCE AT 3/31/94                  7,796,433         $(15,074)            $  --           $1,041        $108,032        $ 93,999
                                    =========         ========             =====           ======        ========        ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

         The financial statements for the three months ended March 31, 1995 and 1994, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1995. The interim condensed balance sheet at December 31, 1994 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1994, December 31, 1993, and December 31, 1992.

Note 2 - OTHER REVENUES:

                                                                                Three Months Ended
                                                                                     March 31
                                                                              ----------------------
                                                                              1995              1994
                                                                              ----              ----
                                                                                  (in thousands)
         Revenue from managed centers                                        $ 6,011          $ 3,969
         Guarantee fees                                                          235              250
         Advisory fee from NHI                                                   797              456
         Earnings on securities                                                  366               55
         Equity in earnings of unconsolidated
           investments                                                            90               77
         Interest income                                                       1,525            1,442
         Other                                                                 1,410              291
                                                                             -------          -------
                                                                             $10,434          $ 6,540
                                                                             =======          =======

         Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.

Note 3 - INVESTMENT IN MARKETABLE SECURITIES:

         Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" was issued by the Financial Accounting Standards Board effective for fiscal years beginning after December 15, 1993. As required by SFAS 115, securities are classified as trading, held-to-maturity or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold them to maturity. All other securities are classified as available for sale. NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




         Partners' capital for the periods ended March 31, 1995 was decreased by approximately $272,000 to reflect the net unrealized investment loss on marketable securities without stated maturities classified as available for sale.

         Proceeds from the sale of investments in debt and equity securities for the period ended March 31, 1995 were $2,696,000, resulting in gross investment gains of $336,000 realized on these sales. Realized gains and losses from securities sales are determined on the specific identification of the securities. The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

Note 4 - GUARANTEES:

         In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $80,512,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 6.0% at March 31, 1995. In addition, NHC has guaranteed a letter of credit in the amount of approximately $8,200,000 for which an annual fee of 2% is charged.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

         National HealthCare L.P. (NHC, or the Company) operates and manages 96 long-term health care centers with 12,399 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers. (Prior to January 1, 1995, the name of NHC was National HealthCorp L.P.)

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994.

         Net revenues for the three months ended March 31, 1995 increased $15.2 million or 22.1% to $83.8 million from $68.6 million for the three months ended March 31, 1994. Net patient revenues increased $11.3 million or 18.2% in the

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




1995 period as compared to the 1994 period. Other revenues increased 59.5% to $10.4 million.

         The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,056 beds to 6,355 beds. The number of long-term care beds managed for others has increased from 5,954 beds to 6,044 beds. The number of homecare locations has increased from 17 locations to 28 locations due to the purchase of a Florida homecare company in February, 1994. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

         Revenues also improved during 1995 due to increased emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, the Company is continuing to increase the size of its staff of professionally licensed therapists. The Company has also signed managed care contracts with private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals. NHC also now has a network of case managers to assure appropriate placement and payment for subacute patients in the NHC system.

         Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 51.4% in 1995 from $4.0 million to $6.0 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

         Total costs and expenses for the 1995 first quarter increased $14.2 million or 21.7% to $79.6 million from $65.4 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.4 million or 19.9% to $44.8 million from $37.3 million. Other operating expenses increased $4.8 million or 21.6% to $26.8 million for the 1995 first quarter compared to $22.1 million in the 1994 period. Depreciation and amortization increased 11.8% to $3.6 million. Interest costs increased $1.7 million or 61.1% to $4.4 million from $2.7 million for last year.

         Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

         Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




and managed care services, and due to the growth in management services provided to others.

         Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

         Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds and due to increased interest rates of floating rate debt. Approximately 32% of the Company's long-term debt is at floating rates.

         The total census at owned and leased centers for the quarter averaged 92.9% compared to an average of 93.9% for the same quarter a year ago.

Liquidity and Capital Resources

         During the first three months of 1995, the Company generated net cash of $20.3 million from the collection of long-term notes receivable, $2.4 million from the decrease in debt or equity securities, $0.7 million from the decrease in minority equity investments and $3.1 million in debt proceeds. Of these funds, $3.1 million was used in operating activities, $6.4 million in additions to and acquisitions of property and equipment, $0.5 million for payments on debt, and $3.3 million for cash distributions to partners. Cash and cash equivalents increased $13.9 million during the quarter.

         At March 31, 1995, the Company's ratio of long-term obligations to convertible debt and capital is 1.5 to 1.

         The ratio of current assets to current liabilities is 2.2 to 1. Working capital is $53.5 million. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.

Development

         During the first three months of 1995, the Company added a net total of 91 licensed long-term care beds, of which 60 beds are owned or leased and 31 beds are managed.

         Currently, NHC has 1,108 beds under development at 19 health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                  (Unaudited)




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

Item 2.          Changes in Securities.  Not applicable

Item 3.          Defaults Upon Senior Securities.  None

Item 4.          Submission of Matters to Vote of Security Holders

                          (a) The annual meeting of the unitholders was held on March 16, 1995. There were no matters submitted to security holders for a vote.

Item 5.          Other Information.  None

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) List of exhibits - Exhibit 27-Financial Data Schedule (for SEC purposes only)
                 (b)      Reports on Form 8-K - none required

                            NATIONAL HEALTHCARE L.P.
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)



                                   SIGNATURES


         Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NATIONAL HEALTHCARE L.P.
                                                -------------------------------
                                                        (Registrant)



Date    April 27, 1995                          /s/ Richard F. LaRoche, Jr.
    ------------------------                    -------------------------------
                                                Richard F. LaRoche, Jr.
                                                Secretary


Date    April 27, 1995                          /s/ Donald K. Daniel
    ------------------------                    -------------------------------
                                                Donald K. Daniel
                                                Vice President and Controller
                                                Principal Accounting Officer