Form 10-Q
period 1995-06-30
NATIONAL HEALTHCARE L P
filed 1995-08-07
CIK 805274

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 of 15(d)
                    of the Securities Exchange Act of 1934




    For quarter ended    June 30, 1995     Commission file number  33-9881
                     ----------------------                     -------------



                           NATIONAL HEALTHCARE L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)




             Delaware                                      62-1292855
----------------------------------                  -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                      Identification No.)


         100 Vine Street
         Murfreesboro, TN                                     37130
-------------------------------------------         -------------------------
         (Address of principal                              (Zip Code)
          executive offices)


Registrant's telephone number, including area code          (615) 890-2020
                                                   -----------------------------

Indicate by check mark whether the registrant

         (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                                  Yes  x          No
                                     -----           ------

         (2) Has been subject to such filing requirements for the past 90 days.

                                  Yes  x          No
                                     -----           ------

7,826,901 units were outstanding as of July 31, 1995.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            NATIONAL HEALTHCARE L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                      Three Months Ended         Six Months Ended
                                                                           June 30                    June 30
                                                                      ------------------         ----------------
                                                                      1995           1994        1995        1994
                                                                      ----           ----        ----        ----
                                                                        (in thousands)            (in thousands)
REVENUES:
  Net patient revenues  . . . . . . . . . . . . . . . . . . . .      $   75,489   $   64,426  $  148,811   $  126,484
  Other revenues  . . . . . . . . . . . . . . . . . . . . . . .           9,794        6,702      20,228       13,242
                                                                     ----------   ----------  ----------   ----------
      Net revenues  . . . . . . . . . . . . . . . . . . . . . .          85,283       71,128     169,039      139,726
                                                                     ----------   ----------  ----------   ----------

COSTS AND EXPENSES:
  Salaries, wages and benefits  . . . . . . . . . . . . . . . .          46,652       39,347      91,418       76,692
  Other operating . . . . . . . . . . . . . . . . . . . . . . .          26,413       21,940      53,246       44,015
  Depreciation and amortization . . . . . . . . . . . . . . . .           3,679        3,462       7,313        6,713
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,953        2,932       8,304        5,633
                                                                     ----------   ----------  ----------   ----------
      Total costs and expenses  . . . . . . . . . . . . . . . .          80,697       67,681     160,281      133,053
                                                                     ----------   ----------  ----------   ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    4,586   $    3,447  $    8,758   $    6,673
                                                                     ==========   ==========  ==========   ==========

EARNINGS PER UNIT:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      .58   $      .44  $     1.12   $      .85
                                                                     ==========   ==========  ==========   ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .      $      .51   $      .40  $      .98   $      .77
                                                                     ==========   ==========  ==========   ==========

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,853,833    7,821,833   7,836,131    7,826,093
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . .       9,852,988    9,816,634   9,853,724    9,816,559

CASH DISTRIBUTIONS PAID PER UNIT  . . . . . . . . . . . . . . .      $      .42   $      .31  $      .84   $      .55
                                                                     ==========   ==========  ==========   ==========

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners  . . . . . . . . . . . . . . . . . . . . . .      $       46   $       34  $       88   $       67
  Limited Partners  . . . . . . . . . . . . . . . . . . . . . .           4,540        3,413       8,670        6,606
                                                                     ----------   ----------  ----------   ----------
                                                                     $    4,586   $    3,447  $    8,758   $    6,673
                                                                     ==========   ----------  ==========   ==========

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                            NATIONAL HEALTHCARE L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                      June 30          December 31
                                                                                        1995              1994
                                                                                    -----------        -----------
                                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       $  9,560         $  1,442
  Cash held by trustees . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,529            1,604
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,482            4,010
  Accounts receivable, less allowance for
    doubtful accounts of $4,079 and $3,367  . . . . . . . . . . . . . . . . . .         47,736           48,372
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,309            4,922
  Note receivable from NHI  . . . . . . . . . . . . . . . . . . . . . . . . . .             --           22,847
  Loan participation agreements . . . . . . . . . . . . . . . . . . . . . . . .             --            9,784
  Inventory at lower of cost (first-in,
    first-out method) or market . . . . . . . . . . . . . . . . . . . . . . . .          3,101            2,952
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .            765            1,573
                                                                                      --------         --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         96,482           97,506
                                                                                      --------         --------

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost  . . . . . . . . . . . . . . . . . . . . . . .        147,423          136,757
  Less accumulated depreciation and
    amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (35,064)         (31,094)
  Assets under arrangement with other parties . . . . . . . . . . . . . . . . .         78,762           81,746
                                                                                      --------         --------
         Net property, equipment and assets under
           arrangement with other parties . . . . . . . . . . . . . . . . . . .        191,121          187,409
                                                                                      --------         --------

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .          1,753            1,720
  Unamortized financing costs . . . . . . . . . . . . . . . . . . . . . . . . .          3,011            2,811
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         80,148           87,180
  Notes receivable from National  . . . . . . . . . . . . . . . . . . . . . . .         12,252           12,296
  Minority equity investments and other . . . . . . . . . . . . . . . . . . . .          6,936            7,211
                                                                                      --------         --------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        104,100          111,218
                                                                                      --------         --------
                                                                                      $391,703         $396,133
                                                                                      ========         ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           NATIONAL HEALTHCARE L.P.

                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                           LIABILITIES AND CAPITAL

                                                           June 30       December 31
                                                            1995            1994
                                                        ------------     -----------
                                                         (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt . . . . . . . . .     $  9,668         $   6,330
  Trade accounts payable  . . . . . . . . . . . . . .        4,601            17,688
  Accrued payroll . . . . . . . . . . . . . . . . . .       17,025            18,644
  Accrued interest  . . . . . . . . . . . . . . . . .        1,721             2,223
  Other current liabilities . . . . . . . . . . . . .       13,106            10,153
                                                          --------         ---------
         Total current liabilities  . . . . . . . . .       46,121            55,038
                                                          --------         ---------

LONG-TERM DEBT, less current portion  . . . . . . . .      108,405           104,243

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION  . . . . . . . . . . . . . . . . .       86,133            89,764

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES . . .          813               802

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES  . . . . . . . . . . .       30,000            30,000

DEFERRED INCOME . . . . . . . . . . . . . . . . . . .       16,443            15,280

PARTNERS' CAPITAL:
  General partners  . . . . . . . . . . . . . . . . .        1,118             1,095
  Limited partners  . . . . . . . . . . . . . . . . .      102,670            99,911
                                                          --------          --------
         Total partners' capital  . . . . . . . . . .      103,788           101,006
                                                          --------          --------

                                                          $391,703          $396,133
                                                          ========          ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCARE L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30
                                                                                                ------------------
                                                                                                1995          1994
                                                                                                ----          ----
                                                                                                  (in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,758     $  6,673
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,075        6,520
    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,320        1,138
    Amortization of intangibles and deferred charges  . . . . . . . . . . . . . . . . . . .        435          376
    Amortization of deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (255)        (191)
    Equity in earnings of unconsolidated investments  . . . . . . . . . . . . . . . . . . .       (154)        (116)
    Distributions from unconsolidated investments . . . . . . . . . . . . . . . . . . . . .        205          123
  Changes in assets and liabilities:
    Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (684)      (8,130)
    (Increase) Decrease in inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (149)         189
    (Increase) Decrease in prepaid expenses
       and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        808         (784)
    Decrease in trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .    (13,087)         (80)
    Decrease in accrued payroll . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,619)        (380)
    Increase (Decrease) in accrued interest payable . . . . . . . . . . . . . . . . . . . .       (502)         361
    Increase in other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      2,953        4,000
                                                                                              --------     --------
                                                                                                 5,104        9,699
                                                                                              --------     --------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,772)     (18,338)
  Decrease in long-term notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . .     12,320       33,338
  (Increase) Decrease in minority equity investments
    and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,405       (4,748)
  (Increase) Decrease in debt and equity securities . . . . . . . . . . . . . . . . . . . .      2,361       (6,718)
                                                                                              --------     --------
                                                                                                 5,314        3,534
                                                                                              --------     --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,699        2,020
  Decrease (Increase) in cash held by trustee . . . . . . . . . . . . . . . . . . . . . . .         75         (150)
  Increase in minority interest in subsidiaries . . . . . . . . . . . . . . . . . . . . . .         11           12
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits . . . . . . . . . . . . . . . . . . . . . . . .        (33)         (20)
  Collection of receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        753          103
  Payments on debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,888)      (2,427)
  Cash distributions to partners  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,562)     (12,806)
  Increase in financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (355)           0
                                                                                              --------     --------
                                                                                                (2,300)     (13,268)
                                                                                              --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .      8,118          (35)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . .      1,442          145
                                                                                              --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,560     $    110
                                                                                              ========     ========

Supplemental Information:
  Cash payments for interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  8,805     $  5,272
                                                                                              ========     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCARE L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                             RECEIVABLES    UNREALIZED                                 TOTAL
                              NUMBER OF     FROM SALE OF   GAINS(LOSSES)   GENERAL       LIMITED      PARTNERS'
                                UNITS           UNITS      ON SECURITIES   PARTNERS     PARTNERS       CAPITAL
                                -----           -----      -------------   --------     --------       -------
BALANCE AT 12/31/94           7,826,165       $(14,697)        $ 480        $1,095      $114,128       $101,006

Net income                           --             --            --            88         8,670          8,758
Collection of
  receivables                        --            753            --            --                          753
Units issued                        736             --            --            --            --             --
Unrealized losses on
  securities                         --             --          (167)           --            --           (167)
Cash distributions
  ($.84 per unit)                    --             --            --           (65)       (6,497)        (6,562)
                              ---------       --------         -----        ------      --------       --------

BALANCE AT 6/30/95            7,826,901       $(13,944)        $ 313        $1,118      $116,301       $103,788
                              =========       ========         =====        ======      ========       ========


BALANCE AT 12/31/93           7,796,433       $(15,134)        $  --        $1,027      $106,633       $ 92,526

Net income                           --             --            --            67         6,606          6,673
Collection of
  receivables                        --            103            --            --            --            103
Other                               100             --            --             1             2              3
Unrealized losses on
  securities                         --             --          (430)           --            --           (430)
Cash distributions
  ($.55 per unit)                    --             --            --           (42)       (4,188)        (4,230)
                              ---------       --------         -----        ------      --------       --------

BALANCE AT 6/30/94            7,796,533       $(15,031)        $(430)       $1,053      $109,053       $ 94,645
                              =========       ========         =====        ======      ========       ========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)




Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

         The financial statements for the six months ended June 30, 1995 and 1994, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1995. The interim condensed balance sheet at December 31, 1994 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1994, December 31, 1993, and December 31, 1992.


Note 2 - OTHER REVENUES:

                                         Three Months Ended      Six Months Ended
                                               June 30                June 30
                                         ------------------     ------------------
                                         1995          1994     1995          1994
                                         ----          ----     ----          ----
                                           (in thousands)        (in thousands)
Revenue from managed centers           $ 5,926       $ 4,116   $11,937      $ 8,085
Guarantee fees                             212           242       447          492
Advisory fee from NHI                      797           456     1,594          912
Earnings on securities                      28           344       394          399
Equity in earnings of unconsolidated
  investments                               61            40       151          117
Interest income                          1,889         1,197     3,414        2,639
Other                                      881           307     2,291          598
                                       -------       -------   -------      -------
                                       $ 9,794       $ 6,702   $20,228      $13,242
                                       =======       =======   =======      =======

         Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.


Note 3 - INVESTMENT IN MARKETABLE SECURITIES:

         Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" was issued by the Financial Accounting Standards Board effective for fiscal years beginning after December 15, 1993. As required by SFAS 115, securities are classified as trading, held-to-maturity or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold them to maturity. All other securities are

                            NATIONAL HEALTHCARE L.P.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


classified as available for sale. NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

         Partners' capital for the period ended June 30, 1995 was decreased by approximately $167,000 to reflect the net unrealized investment loss on marketable securities without stated maturities classified as available for sale.

         Proceeds from the sale of investments in debt and equity securities for the period ended June 30, 1995 were $2,696,000, resulting in gross investment gains of $336,000 realized on these sales. Realized gains and losses from securities sales are determined on the specific identification of the securities. The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.


Note 4 - GUARANTEES:

         In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $82,388,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 5.1% at June 30, 1995. In addition, NHC has guaranteed a letter of credit in the amount of approximately $8,200,000 for which an annual fee of 2% is charged.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

         National HealthCare L.P. (NHC, or the Company) operates and manages 96 long-term health care centers with 12,450 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers. (Prior to January 1, 1995, the name of NHC was National HealthCorp L.P.)

                            NATIONAL HEALTHCARE L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


Results of Operations


Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994.

         Results for the three month period ended June 30, 1995 include a 33% increase over the same period in 1994 in net income, a 28% increase in fully diluted earnings per unit, and a 20% increase in net revenues.

         The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,246 beds to 6,406 beds. The number of long-term care beds managed for others has increased from 6,028 beds to 6,044 beds. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

         Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 44% in 1995 from $4.1 million to $5.9 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

         Total costs and expenses for the 1995 quarter increased $13.0 million or 19% to $80.7 million from $67.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.3 million or 19% to $46.7 million from $39.3 million. Other operating expenses increased $4.5 million or 20% to $26.4 million for the 1995 second quarter compared to $21.9 million in the 1994 period. Depreciation and amortization increased 6% to $3.7 million. Interest costs increased $1.1 million or 35% to $4.0 million from $2.9 million for last year.

                            NATIONAL HEALTHCARE L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

         Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

         Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and due to the growth in management services provided to others.

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

         The total census at owned and leased centers for the quarter averaged 91.9% compared to an average of 93.0% for the same quarter a year ago.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994.

         Results for the six month period ended June 30, 1995 include a 31% increase over the same period in 1994 in net income, a 27% increase in fully diluted earnings per unit, and a 21% increase in net revenues.

         The increased revenues for the six months this year reflect the continued growth of operations. Compared to the six month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 176 beds from 12,274 beds to 12,450 beds. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

                            NATIONAL HEALTHCARE L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

         Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 48% in 1995 from $8.1 million to $11.9 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

         Total costs and expenses for the 1995 six month period increased $27.2 million or 20% to $160.3 million from $133.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $14.7 million or 19% to $91.4 million from $76.7 million. Other operating expenses increased $9.2 million or 21% to $53.2 million for the 1995 second quarter compared to $44.0 million in the 1994 period. Depreciation and amortization increased 9% to $7.3 million. Interest costs increased $2.7 million or 47% to $8.3 million from $5.6 million for last year.

         Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

         Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and due to the growth in management services provided to others.

         Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

         Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds and due to increased interest rates of floating rate debt. Approximately 40% of the Company's long-term debt is at floating rates.

         The total census at owned and leased centers for the six months averaged 93.0% compared to an average of 92.9% for the same six months a year ago.

                            NATIONAL HEALTHCARE L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Liquidity and Capital Resources

         During the first six months of 1995, the Company generated net cash of $5.1 million from operating activities, $12.3 million from the collection of long-term notes receivable, $2.4 million from the decrease in debt or equity securities, $1.4 million from the decrease in minority equity investments and $5.7 million in debt proceeds. Of these funds, $10.8 million was used for additions to and acquisitions of property and equipment, $1.9 million for payments on debt, and $6.6 million for cash distributions to partners. Cash and cash equivalents increased $8.1 million during the quarter.

         At June 30, 1995, the Company's ratio of long-term obligations to convertible debt and capital is 1.5 to 1.

         The ratio of current assets to current liabilities is 2.1 to 1. Working capital is $50.4 million. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.

Development

         During the first six months of 1995, the Company added a net total of 142 licensed long-term care beds, of which 111 beds are owned or leased and 31 beds are managed.

         Currently, NHC has 1,034 beds under development at 19 health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.



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

Item 2.  Changes in Securities.  Not applicable

Item 3.  Defaults Upon Senior Securities.  None

                            NATIONAL HEALTHCARE L.P.
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)



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


                                     NATIONAL HEALTHCARE L.P.
                                     ---------------------------------
                                     (Registrant)



Date August 4, 1995                  /s/ Richard F. LaRoche, Jr.
    ----------------------           ---------------------------------
                                     Richard F. LaRoche, Jr.
                                     Secretary


Date August 4, 1995                  /s/ Donald K. Daniel
    ----------------------           ---------------------------------
                                     Donald K. Daniel
                                     Vice President and Controller
                                     Principal Accounting Officer