Form 10-Q
period 1995-09-30
NATIONAL HEALTHCARE L P
filed 1995-11-13
CIK 805274

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934




For quarter ended  September 30, 1995   Commission file number 33-9881





                       NATIONAL HEALTHCARE L.P.
        (Exact name of registrant as specified in its Charter)




         Delaware                            62-1292855
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization               Identification No.)


     100 Vine Street
     Murfreesboro, TN                           37130
     (Address of principal                    (Zip Code)
      executive offices)


Registrant's telephone number, including area code     (615) 890-2020


Indicate by check mark whether the registrant

     (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                    Yes   x   No

     (2) Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No

7,827,051 units were outstanding as of October 31, 1995.

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              NATIONAL HEALTHCARE L.P.

                 INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                         September 30         September 30
                                      1995       1994        1995       1994
                                        (in thousands)         (in thousands)

REVENUES:
  Net patient revenues              $ 80,637   $ 69,051     $229,448  $ 195,535
  Other revenues                       9,905      6,513       30,133     19,755
     Net revenues                     90,542     75,564      259,581    215,290

COSTS AND EXPENSES:
  Salaries, wages and benefits        49,832     40,465      141,250    117,157
  Other operating                     27,545     24,432       80,791     68,447
  Depreciation and amortization        3,708      3,549       11,021     10,262
  Interest                             3,853      3,054       12,157      8,687
     Total costs and expense          84,938     71,500      245,219    204,553

NET INCOME                          $  5,604   $  4,064     $ 14,362  $  10,737

EARNINGS PER UNIT:
  Primary                           $    .71   $    .52     $   1.83  $    1.37
  Fully diluted                     $    .62   $    .46     $   1.60  $    1.23

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                          7,907,042  7,822,962     7,862,842  7,834,197
  Fully diluted                    9,879,908  9,813,174     9,879,294  9,813,110

CASH DISTRIBUTIONS PAID PER UNIT:
  Regular                           $    .52  $     .31     $   1.36  $     .86
  Special                           $    .00  $     .00     $    .00  $    1.10

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                  $     56  $      41     $    144  $     107
  Limited Partners                     5,548      4,023       14,218     10,630
                                    $  5,604  $   4,064     $ 14,362  $  10,737


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                               NATIONAL HEALTHCARE L.P.

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                       ASSETS


                                                 Sept. 30           December 31
                                                   1995                  1994
                                               (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                           $ 24,122        $  1,442
  Cash held by trustees                                  2,326           1,604
  Marketable securities                                  1,504           4,010
  Accounts receivable, less allowance for
    doubtful accounts of $4,626 and $3,367              42,650          42,953
  Notes receivable                                      32,042           4,922
  Note receivable from NHI                                  --          22,847
  Loan participation agreements                             --           9,784
  Inventory at lower of cost (first-in,
    first-out method) or market                          3,001           2,952
  Amounts receivable from third-party payors                 -           5,419
  Prepaid expenses and other assets                      1,327           1,573
  Total current assets                                 106,972          97,506

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       147,426         136,757
  Less accumulated depreciation and
    amortization                                       (36,729)        (31,094)
  Assets under arrangement with other parties.          77,276          81,746
  Net property, equipment and assets under
    arrangement with other parties                     187,973         187,409

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                          1,771           1,720
  Unamortized financing costs                            2,934           2,811
  Notes receivable                                      80,854          87,180
  Notes receivable from National                        12,298          12,296
  Minority equity investments and other                  6,898           7,211
  Total other assets                                   104,755         111,218

                                                     $ 399,700        $396,133



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              NATIONAL HEALTHCARE L.P.

                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                               LIABILITIES AND CAPITAL

                                                 Sept. 30      December 31
                                                   1995          1994
                                                (Unaudited)

CURRENT LIABILITIES:
  Current portion of long-term debt             $  9,616      $   6,330
  Trade accounts payable                           4,982         17,052
  Accrued payroll                                 22,542         18,644
  Amounts due to third-party payors                4,348          4,396
  Accrued interest                                 1,624          2,223
  Other current liabilities                       11,984          6,393
  Total current liabilities                       55,096         55,038

LONG-TERM DEBT, less current portion             106,272        104,243

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                86,375         89,764

MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES                                      809            802

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                    30,000         30,000

DEFERRED INCOME                                   15,769         15,280

PARTNERS' CAPITAL:
  General partners                                 1,133          1,095
  Limited partners                               104,246         99,911
  Total partners' capital                        105,379        101,006

                                                $399,700       $396,133


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             NATIONAL HEALTHCARE L.P.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30
                                                      1995      1994
                                                       (in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                        $14,362   $ 10,737
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                     10,668      9,947
    Provision for doubtful accounts                   2,036      1,655
    Amortization of intangibles and deferred charges    671        634
    Amortization of deferred income                    (391)      (271)
    Equity in earnings of unconsolidated investments   (211)      (222)
    Distributions from unconsolidated investments       221        180
  Changes in assets and liabilities:
    Increase in accounts receivable                  (1,733)    (6,682)
    (Increase) Decrease in inventory                    (49)        62
    (Increase) Decrease in prepaid expenses
       and other assets                                 246       (804)
    Decrease in trade accounts payable              (12,070)      (684)
    Increase in accrued payroll                       3,898      3,289
    Increase (Decrease) in amounts due to third-party
      payors                                          5,371     (1,533)
    Increase (Decrease) in accrued interest payable    (599)       765
    Increase in other current liabilities             5,591      2,046
                                                     28,011     19,119
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                  (11,213)   (20,018)
  Investment in long-term notes receivable          (24,585)   (18,966)
  Collection of long-term notes receivable           36,420     47,492
  (Increase) Decrease in minority equity investments
    and other                                           831     (4,757)
  (Increase) Decrease in debt and equity securities   2,360     (8,279)
                                                      3,813     (4,528)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                         4,609      3,535
  Increase in cash held by trustee                     (722)      (124)
  Increase in minority interest in subsidiaries           7         19
  Issuance of partnership units                           1          0
  Increase in bond reserve funds, mortgage
    replacement reserves and other deposits             (51)       (40)
  Collection of receivables                             788        422
  Payments on debt                                   (2,771)    (2,788)
  Cash distributions to partners                    (10,632)   (15,222)
  Increase in financing costs                          (373)         0
                                                     (9,144)   (14,198)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       22,680        393
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,442        145
CASH AND CASH EQUIVALENTS, END OF PERIOD            $24,122   $    538

Supplemental Information:
  Cash payments for interest expense                $12,755   $  7,922

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                            NATIONAL HEALTHCARE L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (dollars in thousands)



                                 Receivables   Unrealized                        Total
                       Number of From Sale of Gains(Losses) General   Limited   Partners'
                         Units     Units      on Securities Partners  Partners   Capital

BALANCE AT 12/31/94    7,826,165  $(14,697)     $ 480       $1,095    $114,128  $101,006

Net income                    --        --         --          144      14,218    14,362
Collection of
  receivables                 --       788         --           --         788
Units issued                 886        --         --           --           1        1
Unrealized losses on
  securities                  --        --       (146)          --          --      (146)
Cash distributions
  ($1.36 per unit)            --        --         --         (106)    (10,526)  (10,632)

BALANCE AT 9/30/95     7,827,051  $(13,909)     $ 334       $1,133     $117,821 $105,379


BALANCE AT 12/31/93    7,796,433  $(15,134)     $  --       $1,027     $106,633 $ 92,526

Net income                    --        --         --          107       10,630   10,737
Collection of
  receivables                 --       422         --           --           --      422
Other                        150        --         --            1            3        4
Unrealized losses on
  securities                  --        --        564           --           --      564
Cash distributions
  ($.55 per unit)             --        --         --          (66)      (6,580)  (6,646)

BALANCE AT 9/30/94     7,796,583  $(14,712)     $ 564        $1,069    $110,686 $ 97,607



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        NATIONAL HEALTHCARE L.P.
     NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

       The financial statements for the nine months ended September 30, 1995 and 1994, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1995. The interim condensed balance sheet at December 31, 1994 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended
December 31, 1994, December 31, 1993, and December 31, 1992. Certain reclassifications have been made to the December 31, 1994 financial statements to conform to the September 30, 1995 presentation.


Note 2 - OTHER REVENUES:

                                 Three Months Ended  Nine Months Ended
                                    September 30       September 30
                                  1995      1994     1995       1994
                                    (in thousands)    (in thousands)

Revenue from managed centers    $ 5,983   $ 4,494   $18,020   $12,579
Guarantee fees                      183       218       630       710
Advisory fee from NHI               797       458     2,391     1,370
Earnings on securities               28      (208)      422       191
Equity in earnings of
  unconsolidated investments         55        95       206       212
Interest income                   1,383     1,152     4,697     3,791
Other                             1,476       304     3,767       902
                                $ 9,905   $ 6,513   $30,133   $19,755


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

       Partners' capital for the period ended September 30, 1995 was decreased by approximately $146,000 to reflect the net unrealized investment loss on marketable securities without stated maturities classified as available for sale.

       Proceeds from the sale of investments in debt and equity securities for the period ended September 30, 1995 were $2,696,000, resulting in gross investment gains of $336,000 realized on these sales. Realized gains and losses from securities sales are determined on the specific identification of the securities. The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.


Note 4 - GUARANTEES:

       In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $79,867,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 5.1% at September 30, 1995. In addition, NHC has guaranteed a letter of credit in the amount of approximately $8,200,000 for which an annual fee of 2% is charged.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

       National HealthCare L.P. (NHC, or the Company) operates and manages 96 long-term health care centers with 12,493 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers. (Prior to January 1, 1995, the name of NHC was National HealthCorp L.P.)

Results of Operations


Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994.

       Results for the three month period ended September 30, 1995 include a 38% increase over the same period in 1994 in net income, a 35% increase in fully diluted earnings per unit, and a 20% increase in net revenues.

       The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,290 beds to 6,406 beds. The number of long-term care beds managed for others has increased from 6,013 beds to 6,087 beds. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

       Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 29% in 1995 from $4.5 million to $5.8 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

       Total costs and expenses for the 1995 quarter increased $13.4 million or 19% to $84.9 million from $71.5 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $9.3 million or 23% to $49.8 million from $40.5 million. Other operating expenses increased $3.1 million or 13% to $27.5 million for the 1995 third quarter compared to $24.4 million in the 1994 period. Depreciation and amortization increased 4% to $3.7 million. Interest costs increased $0.8 million or 26% to $3.9 million from $3.1 million for last year.

       Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits as well as adjustments in benefit programs for the quarter.

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

       The total census at owned and leased centers for the quarter averaged 92.9% compared to an average of 92.3% for the same quarter a year ago.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994.

       Results for the nine month period ended September 30, 1995 include a 34% increase over the same period in 1994 in net income, a 30% increase in fully diluted earnings per unit, and a 21% increase in
net revenues.                    9

       The increased revenues for the nine months this year reflect the continued growth of operations. Compared to the nine month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 190 beds from 12,303 beds to 12,493 beds. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

       Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 41% in 1995 from $12.6 million to $17.7 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

       Total costs and expenses for the 1995 nine month period increased $40.7 million or 20% to $245.2 million from $204.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $24.1 million or 21% to $141.3 million from $117.2 million. Other operating expenses increased $12.3 million or 18% to $80.8 million for the 1995 second quarter compared to $68.4 million in the 1994 period. Depreciation and amortization increased 7% to $11.0 million. Interest costs increased $3.5 million or 40% to $12.2 million from $8.7 million for last year.

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

       The total census at owned and leased centers for the nine months averaged 92.9% compared to an average of 91.1% for the same nine months a year ago.

Liquidity and Capital Resources

       During the first nine months of 1995, the Company generated net cash of $28.0 million from operating activities, $36.4 million from the collection of long-term notes receivable, $2.4 million from the decrease in debt or equity securities, $0.8 million from the decrease in minority equity investments and $4.6 million in debt proceeds. Of these funds, $11.2 million was used for additions to and acquisitions of property and equipment, $24.6 million for investments in long-term notes receivable, $2.7 million for payments on debt, and $10.6million for cash distributions to partners. Cash and cash equivalents increased $22.7 million during the quarter.

       At September 30, 1995, the Company's ratio of long-term obligations to convertible debt and capital is 1.4 to 1.

       The ratio of current assets to current liabilities is 1.9 to 1. Working capital is $51.9 million. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Development

       During the first nine months of 1995, the Company added a net total of 185 licensed long-term care beds, of which 111 beds are owned or leased at two centers and 74 beds are managed at three centers.

       Currently, NHC has 1,196 beds under development at 22 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.


Legislative Outlook

       Federal budget and reform plans are being considered by both the House and Senate that would, if adopted, reduce payments to skilled nursing facilities for services provided to patients under the Medicare and Medicaid programs. Proposals being considered include the reduction of payments for capital costs, the extension of the current freeze on increases in routine cost limits, and the application of new limits for non-routine therapy services. It is management's belief, however, that the provision of quality health care services in the lowest cost environment will be rewarded by consumers and the government.

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


                                     NATIONAL HEALTHCARE L.P.
                                          (Registrant)



Date November 9, 1995                S/Richard F. LaRoche, Jr.
                                     Richard F. LaRoche, Jr.
                                     Secretary


Date November 9, 1995                S/Donald K. Daniel
                                     Donald K. Daniel
                                     Vice President and Controller
                                     Principal Accounting Officer