Form 10-K405
period 1995-12-31
NATIONAL HEALTHCARE L P
filed 1996-03-04
CIK 805274

=================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             _______

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

     For the fiscal year ended               Commission File No.
         December 31, 1995                        33-9881
                             _______

                    NATIONAL HEALTHCARE L.P.
(Exact name of registrant as specified in its Partnership Agreement)

           Delaware                              62-1293855
     (State of Formation)                   (I.R.S. Employer I.D. No.)

                           100 Vine Street
                    Murfreesboro, Tennessee  37130
               (Address of principal executive offices)
                   Telephone Number:  615-890-2020

     Securities registered pursuant to Section 12(b) of the Act.

                                              Name of Each Exchange on
         Title of Each Class                   which Registered
_________________________________________________________________________
Units of Limited Partnership Interest          American Stock Exchange
Senior Subordinated Convertible Debentures
   Due 2000 (6%)                               American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  Same

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  Yes x   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting units held by nonaffiliates of the registrant was $186,616,400 as of January 31, 1996.

     Number of Units outstanding as of January 31, 1996:  8,353,114



                          Page 1 of 68 Pages
                        Exhibit Index Page 46
======================================================================

                                PART 1
                                ------
                                ITEM 1
                               BUSINESS

GENERAL

     National HealthCare L.P. (NHC or the Company) is a limited partnership organized under the laws of the State of Delaware which principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 1995, the Company operated 98 long-term health care centers with a total of 12,692 licensed beds.
Of the 98 centers operated, nine are owned, 40 are leased from National Health Investors, Inc. (NHI) and 49 are managed for other owners. The Company's homecare programs provide rehabilitative care at a patient's residence. During 1995, the Company operated 29 homecare programs (28 at year end) and provided 716,542 homecare patient visits. NHC also operates 387 retirement apartments located in one managed and three leased retirement centers. Additionally, the Company operates assisted living units at six owned or leased centers and two managed centers.

     In 1995 NHC opened 384 new beds, 111 in owned/leased centers and 273 in managed centers. Bed growth in owned/leased centers was due to two expansion projects. Managed center bed growth was realized with the addition of two new centers with a total of 199 beds and expansions of existing operations by 74 beds. During the year, construction started on four new owned centers totaling 340 beds and two leased centers are being expanded by a total of 37 beds.
Regarding construction starts for managed centers, two expansion projects, each with 60 beds were begun in 1995. Finally, NHC has obtained certificates of need for the construction of 731 beds at 13 owned, leased or managed locations of which are expected to start construction in 1996.

     As of December 31, 1995, the Company operated specialized care units such as Alzheimer's Disease care units (4), sub-acute nursing units (9) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     ADDITIONAL SERVICES. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. Highlights of these activities during 1995 were as follows:

     A. HOMECARE PROGRAMS. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a company operated health care center. Although the existing 29 programs (28 at year end) have increased their total number of visits from 94,000 in 1989 to 717,000 in 1995, NHC has applied for and received Certificates of Need to expand the program services in both Florida and South Carolina, as well as pursuing a number of acquisition opportunities. Such acquired or new programs are not presently planned to be operated out of a health care center. Additional certificate of need applications will be filed during 1996.

     B. REHABILITATIVE SERVICES. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. During 1995, the Company's rehabilitation division known as National Health Rehab had a net increase of 121 for a total of 774 licensed therapists at year end and seven case managers. Starting in October, 1993, the Company redirected its focus from center-based therapists to a wider operational format and has created a separate home office and accountability system for its National Health Rehability
          (NHR) division. Because of the Company's extensive network of health care centers in the Southeastern United States, the Company is better able to attract, employ, and retain therapists. It is also greatly expanding its customer service base by providing contract services to health care centers owned by third parties. Provision of these services is not covered under the Company's contracts to manage health care centers and must be renegotiated annually with the managed center owner. The Company's rates for these services are competitive with other market rates.

     C. MEDICAL SPECIALTY UNITS. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's eight Alzheimer's disease care units and seven subacute nursing units. During 1995 the Company opened several regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers. Florida, Middle and East Tennessee, and South Carolina are currently being serviced by NHC's seven case managers. At least two additional case management areas are planned for 1996. The services are provided not only at each NHC operated center, but also at existing specialized care units.

     D. PHARMACY OPERATIONS. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC continues to review opportunities for regional pharmacy operations and now operates three, one in east Tennessee and two in central Florida. These pharmacy operations will operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 4,399 nursing home beds under contract.

     E. ASSISTED LIVING PROJECTS. Although the Company presently owns or manages eight assisted living projects, all eight are located within the physical structure of a long-term health care center or retirement complex. The Company has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has embarked upon a market review in its states of operation for the construction of free-standing assisted living centers. Construction started on three free standing assisted living projects in 1995, all of which will open in 1996. It is anticipated that the Company will start construction on approximately four additional free-standing assisted living apartments during 1996. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

     In fiscal year 1995, 96% of the Company's net revenues were derived from health care services and 4% from other sources.


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

     The Company has developed a quality assurance program which it utilizes in each of its health care centers to verify that high standards of care are maintained. An integral part of the program is a computerized patient assessment system which aids in placing the patient in the appropriate section of each center (skilled or intermediate) and monitors the health care needs of the patient, number and frequency of medications and other essential medical information. The data derived from this system is used not only to assure that appropriate care is given to each individual patient, but also to ascertain the appropriate amount of staffing of each section of the center. Additionally, the Company requires a patient care survey to be performed at least quarterly by the regional and home office nursing support team, and a "consumer view" survey by senior management at least twice a year. The Company developed and promotes a "customer satisfaction" rating system, using 1993 as a bench mark, and requires significant improvement in the ratings by each center as a condition of participation in the Company's overall "Excellence Program".

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

     All health care centers operated by the Company are licensed by the appropriate state and local agencies. All except one are certified as providers for Medicaid patients, and all are certified as Medicare providers. Nine of the 27 Medicaid certified centers in Tennessee have discontinued participation in the Medicaid program, but must allow present Medicaid patients to continue to stay until the patients choose to leave. All of the Company's centers are subject to state and federal licensure and certification surveys. These surveys, from time to time, may produce statements of deficiencies. In response to such a statement, if any, the staff at each center would file a plan of correction after consultation with the regional vice president and any alleged deficiencies would be corrected. Presently, none of the Company's facilities are operating under material statements of deficiencies. The Company has a significant monetary bonus to employees attached to passing these surveys with few or no deficiencies.


HEALTH CARE CENTERS UNDER CONSTRUCTION

     The following table sets forth the long-term health care centers or additions to existing centers currently under construction which the Company owns, leases or manages:

                          Number   Owned/Leased/   Projected
     Location            of Beds      Managed     Opening Date
     ===========         =======   =============  ==============
     Daytona, FL            60          O         March, 1996
     Anniston, AL           27*         L         May, 1996
     Pensacola, FL          60*         M         August, 1996
     Columbia, SC          120          O         December, 1996
     Hendersonville, TN     10*         L         December, 1996
     Murfreesboro, TN       40          O         December, 1996
     Orlando, FL           120          O         December, 1996
     Palatka, FL            60          M         December, 1996
          Total            497

*Expansion of existing center


CONSTRUCTION STARTS IN 1996

     The following table sets forth the new beds authorized by governmental certificates of need which are anticipated to start construction in 1996.

                          Number    Number of        Number of
                         of Beds   New Centers    Existing Centers
          Owned            255          2               1
          Leased           176          0               5
          Managed          300          4               1
            Total          731          6               7


OCCUPANCY RATES

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:

                                    Year Ended December 31
                                   1995      1994      1993

     Overall census                93.0%    92.8%     94.0%
     Census excluding acquisitions
       and new openings            93.0%    94.5%    94.2%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).


HOMECARE PROGRAMS

     The Company's home health programs (called "homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 29 homecare programs is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. During 1995, homecare visits increased from 674,000 visits to 717,000 visits.

     The Company has homecare programs in both Tennessee and Florida, and will open at least three in South Carolina in 1996. The Company's Tennessee homecare programs are associated with its long-term health care centers and, historically, are based within the health care center. The Company's new homecare programs in Florida are separately based in an effort to continually expand NHC's market leadership in these services. The Company's experience in this field indicates that homecare is not a substitute for institutional care in a hospital or health care center. Instead, the Company's homecare programs provide an additional level of health care because its centers can provide services to patients after they have been discharged from the center or prior to their admission.


ASSISTED LIVING UNITS

     The Company presently owns or manages eight assisted living units, all eight of which are located within the physical structure of a long-term health care center or retirement center. The Company plans to add at least four free standing assisted living projects each year with the first priority being to serve markets in which the Company already operates health care centers. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects. The Company will open three and start construction on four free standing projects in 1996, containing 556 units in the aggregate.


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

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company is currently marketing an additional continuing care retirement community in Murfreesboro, Tennessee and has land under contract for similar communities in Knoxville, Tennessee and Sarasota, Florida.

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

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                   Year Ended Dec 31
     Source                    1995     1994      1993
     Private                    28%      28%       29%
     Medicare                   38%      35%       29%
     Medicaid/Skilled            9%      11%       13%
     Medicaid/Intermediate      24%      25%       28%
     VA and Other                1%       1%        1%

         Total                 100%     100%      100%


GOVERNMENT HEALTH CARE REIMBURSEMENT PROGRAMS

     The federal health insurance program for the aged is Medicare, which is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which the Company operates. All health care centers operated by the Company are certified to participate in Medicare and all but 11 participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of the Company's centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

     Generally, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and pays, as defined by the program, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments are limited by ceilings which, pursuant to the 1993 Tax Reform Act, are frozen at their 1993 level for 1994 and 1995. During 1995 the Company had 44 owned or leased centers which operated at Medicare costs higher than the ceiling. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. Average per capita daily room and board revenue from private paying patients is higher than from Medicare and Medicaid patients, while the average per capita daily revenue from Medicare patients is higher than from Medicaid patients. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which four were open by year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

     Items eligible for payment under the Medicare program consist of nursing care, room and board, social services, physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. Routine service costs for extended care facilities are subject to certain per diem costs limits. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $89.50 per day after the first 20 days of the covered stay. Under the Medicare program, the federal government pays directly to the skilled nursing facility the reasonable direct and indirect costs of the services furnished. The Medicare program only reimburses for skilled nursing services, which generally afford a more intensive level of care.

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

     During the fiscal year, each facility receives payments under the applicable government reimbursement program. Medicaid payments are generally "prospective" in that the payment is based upon the prior years actual costs. Medicare payments are "retrospective" in that current year payments are designed to reasonably approximate the facility's reimbursable costs during that year. Payments under Medicare are adjusted to actual allowable costs each year. The actual costs incurred and reported by the facility under the Medicare program are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustments of interim payments received from the program. If, as a result of such audits, it is determined that overpayment of benefits were made, the excess amount must be repaid to the government. If, on the other hand, it is determined that an underpayment was made, the government agency makes an additional payment to the operator. The Company books as receivables the amounts which it expects to receive under the Medicare and Medicaid programs and books into profit or loss any differences in amounts actually received. To date, adjustments have not had a material adverse effect on the Company. The Company believes that its payment formulas have been properly applied and that any future adjustments will not be materially adverse.


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


HEALTH CARE REFORM

     Governmental Funding of Medicare and Medicaid. At the time that this is written, the United States Congress has passed and the President has vetoed a budget reconciliation bill. The President then submitted his own budget bill which also proposes cuts in Medicare and Medicaid. The President's bill involves a smaller dollar amount of cuts or curtailments to future spending but is non-specific as to the actual sources of those cuts or curtailments to future spending.

     As it currently stands, the Congressional Budget Reconciliation Bill contains several important changes to the Medicare payment system.

     (1) A change to a prospective payment system (PPS) by October 1997. A PPS could eliminate the differential between the hospital based skilled nursing facilities (SNFs) and freestanding SNFs. Because of inherently lower costs, freestanding SNFs should be able to continue to attract higher acuity patients in this environment with a potential loss of those patients from the acute care side.

     (2) Limitations on ancillary reimbursement will be facility specific which will be based upon 1994 "reasonable" costs standard and will be indexed by 1997. Efficient operators that can improve outcomes for higher acuity Medicare patients should be able to recover substantially all of their costs.

     (3) A freeze on routine cost payments and a reduction in capital payments will place a premium on cost controls and efficient delivery of services. For Medicare purposes, both the President's bill and the Congressional Budget Reconciliation Bill propose shifting the actual administration of Medicaid and other Welfare programs from the Federal government to the 50 states. Although both bills contain language endeavoring to protect existing Medicaid programs, each state government will be assessing their citizens' needs and allocating their limited resources accordingly. Again, efficient operators and operators with a significant market share within states will probably be less effected with these changes than single facility providers.

     Although it is likely that there will be a substantial reduction in the growth of governmental revenues for Medicare and Medicaid, NHC believes that loss of governmental revenues can be offset by increased private paying revenues and the continued expansion of its service component income.


OTHER BUSINESS AND PROPERTIES

     A. Nutritional Support Services. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services
          (NSS). Revenues from this subsidiary accounted for from 6% to 7% of the Company's net revenues in 1995, 1994 and 1993.

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

     C. Medical Specialty Units. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's eight Alzheimer's disease care units and seven subacute nursing units. The Company has identified a number of potential regional offices, which will be staffed by experienced case managers contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers. Seven case managers were in place by year end 1995 and two more are planned to be added in 1996. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

     D. Pharmacy Operations. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC is now creating wholly owned regional pharmacy operations and currently operates one in east Tennessee and two in central Florida. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formally purchased by each center from local vendors. The Regional pharmacy operations had almost 4,400 nursing home beds under contract by December 31, 1995.

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

          NHI's initial assets consisted of the following: (i) 40 skilled nursing centers and three retirement centers and
          (ii) certain promissory notes secured by mortgages on four additional nursing homes managed by NHC. Each of the healthcare facilities was leased to NHC.

          NHI also has entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned approximately $2,827,000 in 1995.

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

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for

Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 20 full-time individuals in this program. Four of its eight regional vice presidents and 52 of its 98 health care center administrators have graduated therefrom.

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


EMPLOYEES

     As of December 31, 1995, the administrative general partner of the Company and the Company's managed centers had approximately 13,500 full and part time employees, who are called "Partners" by the Company. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.







         (The Balance of This Page Intentionally Left Blank)

                                               ITEM 2
                                             PROPERTIES
                                   LONG-TERM HEALTH CARE CENTERS

                                                                   Total   Beds under Development      Joined
State      City            Center                     Affiliation  Beds    and Special Care Units       NHC
Alabama    Anniston        NHC HealthCare, Anniston     Leased     124     27 beds under development    1973
           Moulton         NHC HealthCare, Moulton      Leased     136                                  1973

Florida    Brooksville     Brooksville Nursing Manor    Managed    180                                  1993
           Hudson          Bear Creek Nursing Center    Managed    120                                  1993
           Crystal River   Cypress Cove Care Center     Managed    120                                  1993
           Trenton         Medic-Ayers Nursing Center   Managed    120                                  1993
           Ft. Lauderdale  NHC of Ft. Lauderdale        Managed    253                                  1984
           New Port Richey Heather Hill Nursing Home    Managed    120                                  1993
           Hudson          NHC HealthCare, Hudson       Leased     180                                  1986
           Merritt Island  NHC HealthCare               Leased     120     22 bed Alzheimer's unit
                                                                           60 beds under development    1990
           Panama City     NHC of Panama City           Managed    120                                  1986
           Port Charlotte  NHC HealthCare               Owned      180     60 bed subacute care unit
                                                                           30 bed Alzheimer's unit      1994
           Naples          NHC HealthCare, Naples       Owned       60     26 beds under development    1994
           St. Petersburg  NHC HealthCare               Managed    159                                  1984
           Stuart          NHC HealthCare, Stuart       Leased     118     24 bed Alzheimer's unit      1989
           Ocoee           Ocoee Health Care Center     Managed    120                                  1990
           St. Cloud       Osceola Health Care Center   Managed    120                                  1991
           Palatka         Palatka Health Care Center   Managed    120     60 beds under development    1989
           Clearwater      Palm Garden of Clearwater    Managed    120                                  1987
           Gainesville     Palm Garden of Gainesville   Managed    120                                  1987
           Jacksonville    Palm Garden of Jacksonville  Managed    120                                  1990
           Largo           Palm Garden of Largo         Managed    140                                  1987
           N. Miami Beach  Palm Garden of N.Miami Beach Managed    120                                  1988
           Ocala           Palm Garden of Ocala         Managed    120     60 beds under development    1987
           Orlando         Palm Garden of Orlando       Managed    120                                  1987
           Pensacola       Palm Garden of Pensacola     Managed    120     60 beds under development    1987
           Lake City       Palm Garden of Lake City     Managed    120                                  1992
           Largo           Palm Garden of Pinellas      Managed    120     20 bed subacute care unit    1991
           Port St. Lucie  Palm Garden of Pt St. Lucie  Managed    120                                  1988
           Tampa           Palm Garden of Tampa         Managed    120                                  1987
           Vero Beach      Palm Garden of Vero Beach    Managed    173                                  1987
           West Palm Beach Palm Garden of W. Palm Beach Managed    159     3 beds under development     1988
           Winter Haven    Palm Garden of Winter Haven  Managed    120                                  1987
           Plant City      NHC HealthCare, Plant City   Leased     171                                  1985
           Dade City       Royal Oak Nursing Center     Managed    120                                  1993
           Sarasota        Sarasota Health Care Center  Managed    120     60 beds under development    1990
           Sun City        Palm Garden of Sun City      Managed    120                                  1991
           Niceville       The Manor at Blue Water Bay  Managed     60                                  1993
           Madison         Lake Park of Madison         Managed     79                                  1995
           Miami           The Nursing Center at Mercy  Managed    120                                  1995

LONG-TERM HEALTH CARE CENTERS (continued)
                                                                   Total   Beds under Development      Joined
State      City            Center                     Affiliation  Beds    and Special Care Units      NHC

Georgia    Ft. Oglethorpe  NHC HealthCare             Owned         81     54 beds under development   1989
           Rossville       NHC HealthCare, Rossville  Leased       112                                 1971

Indiana    Brownsburg      Brownsburg Hlth Care Ctr.  Managed      178     20 bed Alzheimer's unit     1990
           Castleton       Castleton Hlth Care Ctr.   Managed      120     18 bed Alzheimer's unit     1990
           Ladoga          Ladoga Health Care Center  Managed       95                                 1990
           Plainfield      Plainfield Hlth Care Ctr.  Managed      199     22 bed Alzheimer's unit     1990

Kentucky   Dawson Springs  NHC HealthCare             Leased        80                                 1973
           Glasgow         NHC HealthCare, Glasgow    Leased       206     10 bed Alzheimer's unit     1971
           Madisonville    NHC HealthCare             Leased        94                                 1973

Missouri   Desloge         NHC HealthCare, Desloge    Leased       120                                 1982
           Joplin          NHC HealthCare, Joplin     Leased       126                                 1982
           Kennett         NHC HealthCare, Kennett    Leased       160     20 beds under development   1982
           Macon           Macon Health Care Center   Managed      120                                 1982
           St. Louis       NHC HealthCare,
                                Maryland Heights      Leased       220                                 1987
           Osage Beach     Osage Beach Hlth Care Ctr  Managed      120                                 1982
           Springfield     Springfield Hlth Care Ctr  Managed      120                                 1982
           St. Charles     NHC HealthCare             Leased       120                                 1982
           West Plains     West Plains Hlth Care Ctr  Managed      120                                 1982

South      Anderson        NHC HealthCare, Anderson   Leased       290                                 1973
 Carolina  Greenwood       NHC HealthCare, Greenwood  Leased       152                                 1973
           Sumter          NHC HealthCare, Hopewell   Managed       96                                 1985
           Laurens         NHC HealthCare, Laurens    Leased       176                                 1973
           Aiken           Mattie C. Hall
                                Health Care Center    Managed      176     44 bed Alzheimer's unit     1982
           Clinton         NHC HealthCare, Clinton    Owned        131                                 1993
           Murrells Inlet  NHC HealthCare,
                                Garden City           Owned         88                                 1992
           Greenville      NHC HealthCare, Greenville Owned        176                                 1992
           Lexington       NHC HealthCare, Lexington  Owned         88     12 bed subacute care unit   1994
           North Augusta   NHC HealthCare,
                                North Augusta         Owned        132                                 1991
           Sumter          NHC HealthCare, Sumter     Managed      120                                 1985

Tennessee  Athens          NHC HealthCare, Athens     Leased        96                                 1971
           Johnson City    NHC HealthCare,
                                Johnson City          Leased       179     18 bed Alzheimer's unit     1971
           Columbia        NHC HealthCare, Columbia   Leased       120     12 bed subacute care unit   1973
           Cookeville      NHC HealthCare, Cookeville Managed       96                                 1975
           Franklin        NHC HealthCare, Franklin   Leased        84                                 1979
           Dickson         NHC HealthCare, Dickson    Leased       217                                 1971
           Columbia        NHC HealthCare, Hillview   Leased        98                                 1971
           Knoxville       NHC HealthCare, Knoxville  Leased       152                                 1971
           Knoxville       NHC HealthCare,
                                Fort Sanders          Owned        180     12 bed subacute unit        1977
           McMinnville     NHC HealthCare,
                                McMinnville           Leased       142                                 1971
           Lewisburg       NHC HealthCare, Lewisburg  Leased        95                                 1971

LONG-TERM HEALTH CARE CENTERS (continued)
                                                          Total           Beds under Development       Joined
State      City            Center                     Affiliation  Beds   and Special Care Units       NHC

Tennessee  Murfreesboro    NHC HealthCare,
                                Murfreesboro          Managed      190     69 bed subacute care unit   1974
           Nashville       NHC HealthCare, Nashville  Leased       133                                 1975
           Hendersonville  NHC HealthCare,
                                Hendersonville        Leased       107     10 beds under development   1987
           Lawrenceburg    NHC HealthCare,
                                Lawrenceburg          Managed       97                                 1985
           Oak Ridge       NHC HealthCare, Oak Ridge  Managed      130                                 1977
           Lewisburg       NHC HealthCare, Oakwood    Leased        62                                 1973
           Chattanooga     NHC HealthCare,
                                Chattanooga           Leased       212     20 bed sub-acute care       1971
           Pulaski         NHC HealthCare, Pulaski    Leased        95                                 1971
           Milan           NHC HealthCare, Milan      Leased       129                                 1971
           Lawrenceburg    NHC HealthCare, Scott      Leased        62     15 beds under development   1971
           Dunlap          NHC HealthCare, Sequatchie Leased        60     60 beds under development   1976
           Somerville      NHC HealthCare, Somerville Leased        84                                 1976
           Sparta          NHC HealthCare, Sparta     Leased       150                                 1975
           Springfield     NHC HealthCare,
                                Springfield           Leased       112                                 1973
           Smithville      NHC HealthCare,
                                Smithville            Leased        76                                 1971
           Nashville       The Health Center of
                                Richland Place        Managed      106                                 1992
           Nashville       West Meade Place           Managed      120                                 1993

Virginia   Bristol         NHC HealthCare, Bristol    Leased       120                                 1973


ASSISTED LIVING UNITS
State      City              Center                                  Assisted Living Units
Alabama    Anniston          NHC HealthCare, Anniston                20 bed assisted living unit

Florida    Naples            NHC HealthCare, Naples                  60 bed assisted living unit
           West Palm Beach   Palm Garden of West Palm Beach          25 bed assisted living unit

Missouri   St. Charles       Lake St. Charles Retirement Center      25 bed assisted living unit

Tennessee  Dickson           NHC HealthCare, Dickson                 20 bed assisted living unit
           Johnson City      NHC HealthCare, Johnson City            15 bed assisted living unit
           Nashville         Richland Place                          32 bed assisted living unit
           Somerville        NHC HealthCare, Somerville              12 bed assisted living unit


RETIREMENT APARTMENTS
State      City              Retirement Apartments                 Affiliation         Units         Est.
Missouri   St. Charles       Lake St. Charles Retirement Apts.     Leased               155          1984
Tennessee  Johnson City      Colonial Hill Retirement Apts.        Leased                63          1987
           Chattanooga       Parkwood Retirement Apartments        Leased                32          1986
           Nashville         Richland Place Continuing
                                  Care Community                   Managed              137          1993

HOMECARE PROGRAMS
State      City              Homecare Programs                     Affiliation                       Est.
Florida    Blountstown       NHC HomeCare of Blountstown           Owned                             1994
           Carrabelle        NHC HomeCare of Carrabelle            Owned                             1994
           Chipley           NHC HomeCare of Chipley               Owned                             1994
           Crawfordville     NHC HomeCare of Crawfordville         Owned                             1994
           Madison           NHC HomeCare of Madison               Owned                             1994
           Marianna          NHC HomeCare of Marianna              Owned                             1994
           Panama City       NHC HomeCare of Panama City           Owned                             1994
           Panama City       NHC Private Nursing                   Owned                             1994
           Perry             NHC HomeCare of Perry                 Owned                             1994
           Port St. Joe      NHC HomeCare of Port St. Joe          Owned                             1994
           Quincy            NHC HomeCare of Quincy                Owned                             1994
           Tallahassee       NHC HomeCare of Tallahassee           Owned                             1994

S.Carolina Greenwood         NHC HomeCare of Greenwood             Owned                             1995

Tennessee  Athens            NHC HomeCare of Athens                Owned                             1984
           Johnson City      NHC HomeCare of Johnson City          Owned                             1978
           Columbia          NHC HomeCare of Columbia              Owned                             1977
           Cookeville        NHC HomeCare of Cookeville            Owned                             1976
           Dickson           NHC HomeCare of Dickson               Owned                             1977
           Lawrenceburg      NHC HomeCare of Lawrenceburg          Owned                             1977
           Lewisburg         NHC HomeCare of Lewisburg             Owned                             1977
           McMinnville       NHC HomeCare of McMinnville           Owned                             1976
           Murfreesboro      NHC HomeCare of Murfreesboro          Owned                             1976
           Knoxville         NHC HomeCare of Knoxville             Owned                             1977
           Chattanooga       NHC HomeCare of Chattanooga           Owned                             1985
           Pulaski           NHC HomeCare of Pulaski               Owned                             1985
           Milan             NHC HomeCare of Milan                 Owned                             1977
           Somerville        NHC HomeCare of Somerville            Owned                             1983
           Sparta            NHC HomeCare of Sparta                Owned                             1984
           Springfield       NHC HomeCare of Springfield           Owned                             1984

                               18

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

                             PART II
                             -------

                             ITEM 5
              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED UNITHOLDER MATTERS

          The partnership units of National HealthCare L.P. are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC units on Friday, December 29, 1995 was $39.00.
On December 31, 1995, NHC had approximately 3,700 unitholders, comprised of 1,826 unitholders of record and an additional 1,874 unitholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest. The cash distributions per unit during each quarter are also shown.


                                 Unit Prices      Cash Distributions
                                High      Low     Declared Per Unit

          1993
          1st Quarter         $17.875   $13.500        $ .20
          2nd Quarter          18.375    16.375          .20
          3rd Quarter          22.000    16.875          .24
          4th Quarter          26.375    21.625         1.34

          1994
          1st Quarter         $30.000   $25.500        $ .31
          2nd Quarter          29.750    24.875          .31
          3rd Quarter          28.875    25.375          .31
          4th Quarter          28.750    25.500          .42

          1995
          1st Quarter         $26.000   $22.875        $ .42
          2nd Quarter          28.500    24.375          .52
          3rd Quarter          31.500    28.000          .52
          4th Quarter          39.375    29.500          .52

     NHC paid cash distributions on its outstanding partnership units related to reporting years as follows: 1991, $1.20 per unit; 1992, $.54 per unit; 1993, $.88 per unit; 1994, $1.35 per unit; and 1995, $1.98 per unit. Additionally, there were special cash distributions of $.13 per unit and $1.10 per unit paid in 1991 and 1993, respectively. The 1993 special distribution was paid to help defray taxes on the sale of an investment. The 1991 special distribution was paid to help defray taxes on net Section 1231 and capital gains reported by NHC.

                            ITEM 6
                    SELECTED FINANCIAL DATA


  The following table represents selected financial information with respect to the Company for the five years ended December 31, 1995. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.


                               Year Ended December 31,
                         1995      1994      1993      1992     1991
                    (in thousands, except unit and per unit data)
Operating Data:
Revenue               $350,957  $298,901  $245,085  $216,378  $184,612
Gain on sale of
  investments               --        --    24,773        --        --
Expenses               329,842   283,048   232,296   206,877   166,945
Net income              21,115    15,853    37,562     9,501    17,667

Earnings per unit:
  Primary             $   2.65  $   2.02  $   4.85  $   1.28  $   2.45
  Fully diluted           2.31      1.80      4.05      1.23      2.45

Balance Sheet Data:
Total assets          $355,491  $396,133  $344,680  $304,074  $273,015
Long-term debt         100,871   104,243    54,625    49,299    51,947
Debt serviced by
  other parties         40,771    89,764   112,116   115,031   117,960
Partners' capital      108,899   101,006    92,526    67,922    61,823

Cash distributions
  declared per unit:
    Quarterly and
      year end        $   1.98   $ 1.35   $   .88   $   .54   $  1.20
    Special                 --       --      1.10        --       .13



                                  ITEM 7
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview--

  National HealthCare L.P. (NHC) is a leading provider of long-term health care services. NHC operates or manages 98 long-term health care centers with 12,692 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for
assisted living.   NHC also operates retirement centers.

Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1995, 1994 and 1993, excluding in 1993 the nonrecurring gain on sale of investment.

                        Percentage of Net Revenues

Year Ended December 31                     1995      1994      1993

Revenues:
   Net patient revenues                    87.8%     90.2%     91.0%
   Other revenues                          12.2       9.8       9.0
  Net revenues                            100.0     100.0     100.0
Costs and expenses:
   Salaries, wages and benefits            53.8      52.7      52.4
   Other operating                         31.2      33.0      32.8
   Depreciation and amortization            4.2       4.6       4.8
   Interest                                 4.8       4.4       4.8
  Total costs and expenses                 94.0      94.7      94.8
Net Income                                 6.0%      5.3%      5.2%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period excluding in 1993 the nonrecurring gain on sale of investment.

                     Period to Period Increase (Decrease)

                                  1995 vs. 1994       1994 vs. 1993
(dollars in thousands)          Amount    Percent   Amount    Percent

Revenues:
   Net patient revenues         $38,247     14.2    $46,633    20.9
   Other revenues                13,809     47.3      7,183    32.7
  Net revenues                   52,056     17.4     53,816    22.0
Costs and expenses:
   Salaries, wages and
     benefits                    31,322     19.9     29,201    22.7
   Other operating               10,664     10.8     18,427    22.9
   Depreciation & amortization      967      7.1      1,703    14.3
   Interest                       3,841     29.4      1,421    12.2
  Total costs and expenses       46,794     16.5     50,752    21.8
Net income                      $ 5,262     33.2    $ 3,064    24.0

  NHC's owned or leased long-term health care centers and contract therapy services provided 76% of net revenues in 1995, 76% in 1994, and 80% in 1993. Homecare programs provided 15% of net revenues in 1995, 16% in 1994 and 13% in 1993.

  The overall census in owned or leased centers for 1995 was 93.0%
compared to 92.8% in 1994 and 94.0% in 1993. The census excluding acquisitions and new openings was 93.0%, 94.5% and 94.2%, respectively,
for the same periods.   NHC opened 111 new owned or leased beds in 1995 and
273 beds in managed centers for a total of 384 licensed beds.

  Approximately 60% of NHC's net revenues are derived from Medicare, Medicaid, and other government programs.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

1995 Compared to 1994

  In 1995, NHC has achieved rapid annual growth in earnings, earnings per unit, and revenues. Net income totaled $21,115,000, a 33% increase over the comparable prior year amount. Fully diluted earnings per unit totaled $2.31, a 28% increase. Net revenues totaled $350,957,000, a 17% increase. NHC's net margin ratio, which is defined as net income divided by net revenues, increased to 6.0% from 5.3% in 1994 illustrating that in 1995 NHC grew its revenues at a faster rate than its expenses.

  The growth in net patient revenues in 1995 occurred in long-term care, homecare, and rehabilitative and managed care.

  Improved revenues in long-term care are due primarily to increased types and levels of services being offered and to increases in private pay and third party billing rates. Also, the total number of owned or leased beds increased from 6,295 beds at the end of 1994 to 6,406 beds at the end of 1995. During 1995 and 1994, NHC had 44 and 41, respectively, owned or leased centers which operated at Medicare costs higher than the routine cost limits, which were frozen at 1993 levels by the 1993 Tax Reform Act.

  Homecare revenues improved due to increased payor rates and increased numbers of visits at NHC's 28 Florida and Tennessee homecare locations. There were 717,000 homecare visits in 1995 compared to 674,000 visits in 1994.

  Revenues also improved during 1995 due to continued emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, NHC increased its staff of professionally licensed therapists by 19% in 1995 and by 40% in 1994. NHC has also determined to provide high acuity medical services and has signed managed care contracts with 34 private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals. NHC also is expanding its network of regional contract offices which are staffed by experienced case managers and which assure appropriate placement and payment for subacute patients in the NHC system.

  The growth in other revenues in 1995 occurred primarily in the areas of revenues from management services, advisory fees from NHI, and interest income. Other revenues are more fully detailed in Note 6 to the financial statements.

  Revenues from management services of $28,719,000, which are included in the Statements of Income in Other Revenues, increased 51% in 1995 due to the increased number of beds being managed for others, increased amounts and types of management and other support services being offered, and increased interest income from higher principal amounts on loans to managed centers. In 1995, two long-term care centers and 273 long-term care beds came under new management contracts. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general. NHC's management contracts are generally long-term (up to ten years) and include equity participation agreements and the right of first refusal upon the sale of the property.

  Revenues from advisory fees received from NHI of $3,265,000 represent a 52% increase over 1994 and are based upon a formula which measures the increase in NHI's funds from operations over a base year.

  Revenues from interest income totaled $6,462,0000 and represent a 33% increase over 1994 and are in part from NHC's investment in loan participation agreements. Loan participation agreements may generally be sold in the market should NHC require additional capital.

  Increases in salaries, wages and benefits in 1995 are attributable to the increase in staffing levels due to the increased emphasis on rehabilitative services, homecare expansions and long-term care bed additions. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits. Labor costs are the most significant costs of NHC.

  Operating costs have increased due to the expansion of rehabilitative and managed care services, the expansion of homecare services, the growth in managed services and the increased numbers of beds in operation.

  Depreciation and amortization increased as a result of NHC's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

  Interest expense increased due to additional borrowing for newly constructed long-term care beds and due to increased interest rates on floating rate debt. Approximately 35% of NHC's long-term debt is at floating rates.

1994 Compared to 1993--

  Included in NHC's net income and revenues for the year ended December 31, 1993 is a $24.8 million gain ($3.20 per primary unit, $2.55 per fully diluted unit) from the sale for $33.0 million in cash of NHC's interest in VHA Long Term Care to ServiceMaster. VHA Long Term Care provides management services primarily to not-for-profit long-term care facilities. For purposes of comparison, the gain from this sale is excluded from the discussion of results of operations below.

  In 1994, NHC achieved outstanding earnings and revenues growth while maintaining a strong financial position. Results for 1994 included a 24% increase in net income, a 20% increase in fully diluted earnings per unit, and a 22% increase in net revenues. These improvements were made despite the negative impact of regulatory changes, which took effect in the latter part of 1993 but which were fully effective for all of 1994.

  The growth in revenues in 1994 occurred in long-term care, homecare, rehabilitative care, managed care and management services.

  Improved revenues in long-term care were due in part to increased numbers of owned beds having been placed in service. In 1994, 382 beds in three new owned long-term care centers and two existing centers were added
to operations.   During 1994, 80 new owned or leased assisted living units
were added and fully occupied in two centers. Furthermore, 147 long-term care beds which had been added in 1993 had improved occupancy rates in 1994. Also contributing to improved revenues in long-term care were increases in private pay and third party payor rates. Increases in third party payor rates were offset in part by the negative impact of the 1993 Tax Reform Act, which terminated the payment of a return on equity for Medicare certified nursing homes effective October 1, 1993 and froze routine cost limits for such homes at 1993 levels for both 1994 and 1995. During 1994 and 1993, NHC had 41 and 37, respectively, owned or leased centers which operated at Medicare costs higher than the ceiling.23

  Improved revenues in homecare were due in part to the addition of 13 homecare service locations. This expansion was accomplished through the purchase of a Florida homecare provider in February, 1994. Homecare revenues also improved due to increased payor rates and number of visits at NHC's 16 additional Tennessee locations. At all locations, there were 674,000 visits in 1994 compared to 319,000 in 1993.

  Revenues also improved during 1994 due to increased emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, NHC increased its staff of professionally licensed therapists by 40% in 1994. NHC also signed managed care contracts with 25 private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals. NHC also developed a network of case managers to assure appropriate placement and payment for subacute patients in the NHC system.

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

  Increases in salaries, wages and benefits in 1994 were attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor were inflationary increases for salaries and the associated benefits.

  Operating costs increased due to the increased numbers of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and the growth in managed services.

  Depreciation and amortization increased as a result of NHC's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

  Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds and due to increased interest rates on floating rate debt. Approximately 29% of NHC's long-term debt was at floating rates at the end of 1994.


Growth and Development--

  NHC plans to continue to expand its continuum of care to the elderly by offering a comprehensive range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers.

  During 1995, NHC grew its long-term health care business by constructing additions totaling 111 licensed beds at two owned or leased health care centers and totaling 74 licensed beds at three managed health care centers, all located in Florida. Additionally during 1995, NHC commenced management of two additional long-term health care centers with 199 licensed beds, also located in Florida. All in all, 384 owned, leased or managed beds were added in 1995. These additions increased the total number of owned, leased or managed centers to 98 and the total number of licensed beds to 12,692.

  At December 31, 1995, NHC had under construction 377 beds at six new or existing owned or leased centers and 120 beds at two managed centers. All of these 497 beds are expected to open during 1996. NHC also has been granted governmental certificates of need to permit construction of 431 beds at eight owned or leased locations and 300 beds at five managed locations which are expected to start construction during 1996.

  NHC has 28 homecare programs located in Florida and Tennessee and in 1996 expects to open additional programs in South Carolina and Florida.

  NHC has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has embarked upon a market review to determine favorable locations for development of assisted living centers. Assisted living centers provide basic room and board functions for the elderly with on-staff availability to assist in minor medical and living needs on an as needed basis. NHC currently operates eight assisted living projects, all eight of which are located within the physical structure of a long-term care center or retirement center. Construction started on three free-standing assisted living projects in 1995, all of which are expected to open in 1996. It is expected that NHC will start construction of four additional assisted living projects in 1996.

Liquidity, Capital Resources and Financial Condition--

  During 1995 NHC spent approximately $29,435,000 on construction and routine capital expenditures, $14,702,000 on cash distributions to partners, $7,169,000 as principal payments and financing costs on debt, and $30,694,000 to invest in loan participation agreements and notes receivable. These and other cash needs were financed through cash on hand; cash flow from operations of $39,858,000; the collection of long-term notes receivable, loan participation agreements and marketable securities of $42,313,000; the issuance of $2,368,000 of debt and the issuance of partnership units for $820,000.

  NHC is committed to spend approximately $28,359,000 for ongoing construction contracts and to provide financing to managed facilities in the amount of $5,316,000 in 1996. NHC has also guaranteed approximately $81,555,000 of debt of certain health care centers which NHC manages for others. At December 31, 1995, NHC expects to have no additional liability as a result of its debt guarantees.

  NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1996 and into 1997. If additional capital is necessary, NHC's balance sheet ratios are at commercially reasonable levels to obtain additional capital. The current ratio is 1.5:1 at December 31, 1995, and working capital is $30,393,000. The ratio of long-term debt to equity, as defined in our banking relationships to include both deferred income and subordinated convertible notes as equity, is 0.9:1 at the end of 1995.

  For all financial instruments except the marketable securities and subordinated convertible notes, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 1995. The fair value of the marketable securities were estimated based on quoted market prices.

  During 1995, National Health Investors ("NHI") prepaid debt on which
NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties have been reduced by $45,868,000. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.

New Accounting Pronouncements--

  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. Although NHC did not adopt SFAS 121 in 1995, it has determined that the adoption of the pronouncement will not have a material impact on its financial statements in 1996. Also in 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The disclosure requirements of SFAS 123 are required for fiscal years beginning after December 15, 1995. In 1996, NHC plans to adopt only the disclosure requirements of SFAS 123. Management believes that the provisions of SFAS 123 will not have a material impact on NHC's financial condition or results of operations.

Cash Distributions--

  NHC management intends to distribute approximately 60% of ordinary taxable income to unitholders during 1996. Management expects that NHC's cash distribution will never be lower than the maximum federal tax rate to individuals unless there is a material change in our present tax rate system.

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

Health Care Legislation--

  Federal budget and reform plans are being considered by the U. S. Congress that would, if adopted, reduce or slow the growth of payments to facilities for services provided to patients under the Medicare and Medicaid programs. Proposals being considered include the implementation of a prospective payment system by October of 1997, the reduction of payments for capital costs, the extension of the current freeze on increases in routine cost limits, the application of new limits for non-routine therapy services and the adoption of block grants to the states for Medicaid expenditures. At this time, it is not possible to determine the impact on NHC of any health care legislation which might be enacted. However, any reductions in government spending for long-term health care would likely have an adverse effect on the operating results and cash flows of NHC. Should such spending reductions be enacted, NHC believes that the loss of governmental revenues can be offset by increased revenues from nongovernmental sources and the continued expansion of its service component income.


                                  ITEM 8
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the three most recent fiscal years.

Selected Quarterly Financial Data
(unaudited, in thousands, except per unit amounts)

                        1st       2nd       3rd       4th
                      Quarter   Quarter   Quarter(B) Quarter(A)
1995
===============================================================
Net Revenues          $83,756   $85,283   $90,542   $91,376
Net Income              4,172     4,586     5,604     6,753
Fully Diluted
   Earnings Per Share    .470      .510      .620      .710

1994
===============================================================
Net Revenues          $68,598   $71,128   $75,564   $83,611
Net Income              3,226     3,447     4,064     5,116
Fully Diluted
   Earnings Per Share    .370      .400      .460      .570

1993
===============================================================
Net Revenues          $57,410   $58,918   $87,011   $66,519
Net Income              2,527     2,724    28,020     4,291
Fully Diluted
   Earnings Per Share    .310      .330     2.930      .480

  Note A: In the fourth quarters of 1993, 1994, and 1995 net revenues and income were increased by approximately $1,000,000 ($.13 per unit, primary) $1,450,000 ($.19 per unit, primary), and $1,200,000 ($.15 per unit, primary), respectively, due to enhanced retroactive Medicare and Medicaid reimbursement which, if known, would have been reported periodically throughout the year.

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


                                 PART III
                                 --------

                                  ITEM 10
              DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  General Partners: The Company has three general partners identified in the Amended and Restated Agreement of Limited Partnerships:

  1. Managing General Partner: NHC, Inc., a Tennessee corporation. The authorized, issued and outstanding stock of NHC, Inc. is owned by its board of directors and senior management, a total of 14 individuals. W. Andrew Adams, the Company's President, owns approximately 42% of the voting securities of NHC, Inc. No other person owns in excess of 11.5%

  2. Administrative General Partner: National Health Corporation, a Tennessee corporation ("National"). National's Board of Directors is identical to that of NHC, Inc. All of the authorized, issued and outstanding stock of National Health Corporation is owned by the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. Trustees are Olin O. Williams, a director of both NHC, Inc. and National and Richard
       F. LaRoche, Jr., the Company's Senior Vice President and General
       Counsel.

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


                           Position  Director of              Officer of
                           with the  Managing                 Managing
                           Company   General        Current   General
                           or Manag. Partner or     Term as   Partner or
                           General   Company's      Director  Predecessor
Name                  Age  Partner   Predecessor    Expires   Since

W. Andrew Adams       50   Chairman of    Since
                           the Board/     1994(CEO)   1996      1973
                           President      1976(Pres.)
J.K. Twilla           69   Director       1972        1998       ---
Olin O. Williams      66   Director       1971        1997       ---
Ernest G. Burgess,
  III                 56   Director       1992        1996      1975
Robert G. Adams       49   Sr. Vice
                           President/
                           Director       1993        1997      1985
Richard F. LaRoche,
   Jr.                50   Sr. Vice President/
                           Secretary and
                           General Counsel  --         --       1974
Steven A. Strawn      38   Vice President/
                           Operations       --         --       1995
Donald K. Daniel      49   Vice President/
                           Controller       --         --       1977
James O. Keathley     57   Vice President/
                           Corporate
                           Affairs          --         --       1975
David L. Lassiter     41   Vice President/
                           Corporate
                           Affairs          --         --       1995
Charlotte Swafford    47   Treasurer        --         --       1985
Julia W. Powell       46   Vice President/
                           Patient Svcs.    --         --       1985
Joanne G. Batey       51   Vice President/
                           HomeCare         --         --       1989
D. Gerald Coggin      44   Vice President/
                           Government and
                           Rehabilitative   --         --       1994
Kenneth D. DenBesten  43   Vice President/
                           Finance          --         --       1992


     Drs. Twilla and Williams were physicians in private practice in Tennessee for more than 30 years each. Dr. Williams has served as Chairman of the Board of First City BankCorp, a publicly owned banking institution headquartered in Murfreesboro, Tennessee, and is presently a member of that board.

     Mr. W. Andrew Adams has been President since 1974 and Chairman of the Board since 1994. He was president from 1981 until 1983 of the National Council of Health Centers, the trade association for multi-facility long-term health care center companies, and served as Chairman of the Multi-facility Committee of the American Health Care Association from 1992 through 1994. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc. and serves on the Board of SunTrust Bank in Nashville, Tennessee.

     Mr. Robert Adams (Senior Vice President, Chief Operating Officer and Director) has served both as Administrator and as Regional Administrator, holding the last position from 1977 to 1985. He has a B.S. degree from Middle Tennessee State University. He serves as Chief Operations Officer for the Company. Mr. Robert Adams and Mr. W. Andrew Adams are brothers.

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

     Mr. Strawn (Vice President/Operation) has been with the company since 1979. He trained in NHC's A.I.T. program and then served both as administrator and Regional Vice President before being appointed to the present position in 1995. He has a B.S. degree from Middle Tennessee State University.

     Mr. Daniel (Vice President and Controller) joined the
Company in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas.
He is a certified public accountant.

     Mr. Keathley (Vice President/Corporate Affairs) holds a Masters degree in Industrial Psychology and a B.S. degree in Education from Middle Tennessee State University. Prior to joining the Company in 1977, he was a director of personnel of First American National Bank, Nashville, Tennessee. Mr. Keathley retired effective January 1, 1996, as a full time officer.

     Mr. Lassiter (Vice President/Corporate Affairs) joined the Company in 1995. From 1988 to 1995, he was Executive Vice President, Human Resources and Administration for Vendell Healthcare. From 1980-1988, he was in human resources positions with Hospital Corporation of America and HealthTrust Corporation. Mr. Lassiter has a B.S. and an M.B.A. from the University of Tennessee.

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

     The above officers serve in identical capacities for the Company and its two corporate general partners: NHC, Inc., and National Health Corporation.


                            ITEM 11
                    EXECUTIVE COMPENSATION

Introduction:

     Pursuant to Article V of the Amended and Restated Agreement of Limited Partnership of National HealthCare L.P., the General Partners are given the full, exclusive and complete discretion in the management and control of the business of the Company. Pursuant to Article 5.7 the General Partners do not receive compensation for serving as general partners. In compliance with the Partnership Agreement the General Partners hire and compensate all of the officers of the Partnership and of the corporate general partners. The General Partners' goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 20% return on partners equity. With these goals in mind, the General Partners' executive compensation program is based on employee performance rewarded as follows: (1) the achievement of a return on investment for limited partners; (2) returns generated from unit performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1995.
                               31

Total Compensation:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1995 to the three executive officers of the Company.

     The non-employee Directors of NHC, Inc. (the Managing
General Partner of the Company) are paid $2,500 per meeting attended. There were five Board meetings during 1995 and no Board member missed a meeting.


Option Plans:

     At the 1994 Annual Meeting of the Partners, the 1994 Unit Option Plan was adopted and approved by the unitholders. A total of 1,200,000 units were reserved for issuance upon exercise of options to be granted by the Board of Directors of the Managing General Partner. At December 31, 1995, options to purchase 5,000 units at $11.25 per unit are outstanding to two employees, an option to purchase 5,000 units at $24.88 per unit is outstanding to one director, options to purchase 6,500 units at $25.12 per unit are outstanding to six employees, and options to purchase 361,000 units at $31.00 per unit are outstanding to 31 key employees.

     Table II shows as to the three executive officers: (i) the number of units as to which options have been granted from January 1, 1995 through December 31, 1995 under the Unit Option Plans; (ii) the percentage of all units granted represented by these individuals (iii) the option exercise price per unit and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent unit price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 1995, the value realized upon exercise, and the unrealized value of the balance of options outstanding. (Options to purchase 498,000 units in total were exercised by all key employees.)

     Each non-employee Director of NHC, Inc., the Managing General Partner, receives a Unit Option Grant of 5,000 units per year with the exercise price and grant date being the date and closing unit price of the Annual Partnership Meeting. 15,000 units were granted to the three non-employee Directors at $24.88 per unit on March 16, 1995.

     The Company maintains several non-qualified deferred compensation plans for its key employees, one of which provides a matching contribution (15%) for all deferred compensation used to purchase units of limited partnership interest held by an independent trustee. The matching contribution is forfeited to the company unless held by the Trustee for eight years. Mr. W. Andrew Adams and Mr. LaRoche participated in this plan during 1995. Other than as described herein or as identified in Tables I, II and III, the Company has no other long-term incentive plans for its executive officers.

                                   TABLE I
                          NATIONAL HEALTHCARE L.P.
                         SUMMARY COMPENSATION TABLE
                                  1995-1993

     (a)                (b)           (c)         (d)                 (e)           (f)          (g)       (h)          (i)

                                                                 Other annual   Restricted     Options/   LTIP      All Other
Name and Principal                                               Compensation   Stock Awards   SARs       Payouts   Compensation
Position                Year        Salary($)    Bonus($)<F2>    ($)<F3>        ($)            (#)<F4>    ($)       ($)

===============================================================================================================================
W. Andrew Adams         1995        129,964      179,200         121,350          -0-           40,000        -0-          -0-
President & CEO         1994        132,349      359,920          78,789          -0-           40,000        -0-          -0-
                        1993        134,295      537,513           9,987          -0-              -0-        -0-          -0-
===============================================================================================================================
Robert G. Adams         1995        145,647      122,325           6,452          -0-           30,000        -0-          -0-
Sr. Vice President      1994        216,384      383,430          26,828          -0-           25,000        -0-          -0-
                        1993        215,743      375,641           5,409          -0-              -0-        -0-          -0-
===============================================================================================================================
Richard F. LaRoche,     1995        142,639      112,000           8,453          -0-           30,000        -0-          -0-
   Jr.                  1994        134,150      190,467          15,637          -0-           25,000        -0-          -0-
Sr. VP & Secretary      1993        111,425      266,877          11,116          -0-              -0-        -0-          -0-
===============================================================================================================================

<F1>Compensation deferred at the election of an executive has been included in salary column (d).
<F2>1995 Performance Bonus has not yet been determined and is not included in this table.
<F3>Includes (a) life insurance benefit, (b) 401-K matching contribution, (c) nonqualified deferred compensation matching contribution, (d) ESOP contribution.
<F4>The 1995 awards are NHC Unit Options issued at $31.00 per unit.  These officers also received stock options from National
Health Investors, Inc. in 1993 and 1995, which are disclosed in that Company's Form 10-K.

                                  TABLE II
                          NATIONAL HEALTHCARE L.P.
                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              December 31, 1995
===============================================================================================================================
                                                                                                          Potential Realizable
                                                                                                          Value at Assumed
                                                                                                          Annual Rates of Unit
                                                                                                          Price Appreciation
                                            Individual Grants                                             for Option Term<F2>
===============================================================================================================================
         (a)                           (b)                 (c)              (d)              (e)           (f)          (g)

                                                        % of Total
                                                        Options/SARs
                                                        Granted to        Exercise
                                    Options/SARs        Employees in      or Base          Expiration
    Executive Officers              Granted (#)<F1>     Fiscal Year       Price ($/Sh)     Date           5%($)        10%($)
===============================================================================================================================
W. Andrew Adams, President
   and CEO                          40,000              11.1%             31.000           10/12/2000     342,600     757,000
Robert G. Adams, Sr. VP             30,000               8.3%             31.000           10/12/2000     257,000     568,000
Richard F. LaRoche, Jr., Sr. VP     30,000               8.3%             31.000           10/12/2000     257,000     568,000

<F1>Each option was awarded October 13, 1995 and is exercisable at $31.00 per share.  NHC retains the right to reacquire any units exercised if the key employee terminates employment prior to 10/12/2001.  NHC closing price on the AMEX on
December 29, 1995 was $39.00.
<F2>Based on remaining option term (5 years) and annual compounding.


                                  TABLE III
                          NATIONAL HEALTHCARE L.P.
             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES
                              December 31, 1995

                                                                                                          Value of Unexer-
                                                                                  Number of Un-           cised In-the-
                                                                                  exercised Options/      Money Options/
                                                                                  SARs at FY-End (#)      SARs at FY-End ($)
==============================================================================================================================
                                      Shares acquired        Value Realized       Exercisable/            Exercisable/
Executive Officers                    on Exercise            ($)<F1>              Unexercisable           Unexercisable
==============================================================================================================================
W. Andrew Adams
  President & CEO                     40,000                 320,000              40,000/0                 $320,000/0
Robert G. Adams, Sr. VP               27,500                 220,000              30,000/0                  240,000/0
Richard F. LaRoche, Jr.
  Senior Vice President               25,000                 200,000              30,000/0                  240,000/0
==============================================================================================================================
<F1>Market value of underlying securities at exercise date, minus the exercise or base price.  NHC retains the right to reacquire any units exercised if the key employee terminates employment prior to 4/21/2000.


Employee Stock Ownership Plan:

     In 1986 the Administrative General Partner adopted as its Employee Stock Ownership Plan and Trust ("ESOP") the ESOP previously sponsored by the Company's corporate predecessor. The ESOP is a qualified pension plan under Section 401(a) of the Internal Revenue Code. The Administrative General Partner makes contributions to the ESOP for all employees and is reimbursed for same by the Company. Employees make no contributions. All contributions are used by the ESOP to purchase "qualifying employer securities" which is the Common Stock of the Administrative General Partner. These securities are allocated among participating employees of the Administrative General Partner who participate in the ESOP in the ratio of the employee's wages to the total wages of all participating employees during that fiscal year. Participating employees are all employees, including officers, who have earned one year of service by working more than 1,000 hours during the fiscal year.

     On January 20, 1988, the Administrative General Partner of the partnership formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock in the Administrative General Partner. The Administrative General Partner, in turn, purchased eight (8) health care centers from the partnership and contracted with the partnership to manage these centers for a 20-year period. The Administrative General Partner also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 60% of which is occupied by the Company. In late 1988, the Administrative General Partner entered into a Loan Agreement with the partnership and advanced $50,000,000 to the partnership to be used by the partnership to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1995, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to the Administrative General Partner, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

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

     The amounts contributed to the ESOP in 1995 and allocated to the Company's executive officers are included in Table I, and total $13,987.32.

Employee Unit Purchase Plan:

     The Company has established its Employee Unit Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase units through payroll deductions at the lesser of the closing asked price of the units as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of units at the above price. The Company makes no contribution to the purchase price. 31,575 units were issued pursuant to the Plan in January, 1996, with all payroll deductions being made in 1995.

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

     Only Mr. LaRoche and Mr. Robert Adams of the Company's executive officers participated in this Plan during 1995 and the positive spread between the purchase price and in the then fair market price for these individuals is included in Table I.


1975 Performance Bonus Plan:

     In 1975 the Company implemented a Performance Bonus Plan which was reaffirmed and readopted by the unitholders in 1994. This plan provides for the Chairman of the Board to allocate, with the approval of the non-employee directors, the bonus at the end of each fiscal year. The total amount available for bonuses under the plan is 20% of the Company's net income (without regard to NHI lease payments or Advisory fee income) after a 20% return on partners' equity as determined at the beginning of that fiscal year. Bonuses of $3,577,000 were paid under this plan to a total of 103 employees for fiscal year 1994. No bonus pursuant to this plan has yet been declared or paid for fiscal year 1995.


401(K) Plan:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Units on the open market, which Units will vest in the employees account in 5 years. Forfeited units are allocated among remaining participants. A total of $1,048,000 was contributed to the Plan as matching contributions for 1995.

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


                     Financing Plan                    CML Plan
                 Largest       Balance out-      Largest      Balance out-
                Aggregate      standing as of    Aggregate   standing as of
               Indebtedness      12/31/95      Indebtedness     12/31/95

W. Andrew Adams  $3,312,824    $3,312,824       $      ---      $    ---
Robert G. Adams   1,722,155     1,722,155          500,000           ---
Richard F.
   LaRoche, Jr.   1,713,922     1,713,922        1,000,000           ---
All Executive Officers
as a Group (3)   $6,748,901    $6,748,901       $1,500,000      $    ---

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing Partnership Equity until paid.

Unitholder Return:

     Table IV is a line graph comparing the yearly percentage change in the cumulative unitholder return on the Company's units against the cumulative total return of the S & P composite S & P 500 and the Health Care-Miscellaneous Index for the five-year period ended on December 31, 1995.

                            TABLE IV
                    NATIONAL HEALTHCARE L.P.
              Comparison of Cumulative Total Return



                             [GRAPH]

                         1991  1992     1993     1994   1995

National HealthCare LP   100  139.8     230.4    230.2   347.9
S & P 500                100  107.7     118.5    120.1   161.1
S & P Health Care Divers 100   83.4      85.8     91.3   131.9

Assumes $100 Invested January 1, 1992 in NHC, S&P 500 and S&P
Health Care Diversified

                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to the number of limited partnership units of the Company beneficially owned as of December 31, 1995 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) who is known to the Company to own beneficially 5% or more of the outstanding units (8,321,539 as of December 31, 1995), (b) by each director of the managing or administrative general partner, and (c) by all executive officers and directors of the Company, managing general partner and the administrative general partner as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors of the Managing and Administrative General Partners, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:

     Names and Addresses      Number of Units(1)  Percentage of
     of Beneficial Owner      Beneficially Owned  Total Units

W. Andrew Adams, President and
Individual General Partner         1,059,866          12.70%
1927 Memorial Blvd.
Murfreesboro, TN   37129

Dr. J.K. Twilla, Director             68,155            .80%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director        94,340           1.10%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director &
   Sr. Vice President                429,606           5.20%
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director          168,592           2.00%
1005 Cason Lane
Murfreesboro, TN  37130

Richard F. LaRoche, Jr., Sr. V.P.    378,163           4.50%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation,
 Admin. General Partner            1,271,058          15.30%
P.O. Box 1398
Murfreesboro, TN   37133

NHC, Inc., Managing General
    Partner                           82,912            .99%
P. O. Box 1398
Murfreesboro, TN  37133

Albert O. Nicholas                   428,700           5.20%
6002 North Highway 83
Hartland, WI  53029

All Executive Officers,
  Directors of the                 3,552,692          42.70%
  Corporate General
  Partners  and the
  Corporate General Partners
  as a Group

(1) Assumes exercise of unit options and convertible subordinated debentures outstanding. See "Option Plans".



                             ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     NHC has successfully developed a continuing care retirement community in Nashville, Tennessee (Richland Place) and is pursuing similar projects in Tennessee and Florida. Having identified Murfreesboro, Rutherford County, Tennessee as a viable market, the Company invited a number of potential residents to serve as a focus group to assist in the location and design of the project. After reviewing a number of potential locations, management and the focus group chose a twenty-two acre tract with extensive frontage on US Highway 231 as the optimum location. This site was owned and occupied by Mr. and Mrs. W. Andrew Adams, NHC's chief executive officer. After negotiations and appraisal, the Company has acquired (by exchange of like kind property and cash) the site from Mr. and Mrs. Adams for a total valuation of $1,500,000, which the Company believes to be equal to or even less than comparable property in the market. Mr. and Mrs. Adams are currently renting the residence on the site on a quarter to quarter basis and for a fair market value.

                             PART IV
                             -------

                             ITEM 14
            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

a)   (i)  Financial Statements:

     The Financial Statements are included as Exhibit 13 and are filed as part of this report.

     (ii) Exhibits:

     Reference is made to the Exhibit Index, which is found on page 46 of this Form 10-K Annual Report.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE





To:  National HealthCare L.P.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K of National HealthCare L.P., and have issued our report thereon dated February 1, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 1, 1996

                          NATIONAL HEALTHCARE L.P.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                               (in thousands)



Column A             Column B       Column C           Column D      Column E
                                    Additions
                    Balance-   Charged to   Charged                  Balance
                    Beginning  Costs and    to other                 -End of
Description         of Period  Expenses     Accounts   Deductions(1) Period

For the year ended
     December 31,
     1993 - Allowance
     for doubtful
     accounts        $2,803     $  925      $   ---    $1,116        $2,612

For the year ended
     December 31,
     1994 - Allowance
     for doubtful
     accounts        $2,612     $2,118      $   ---    $1,363        $3,367

For the year ended
     December 31,
     1995 - Allowance
     for doubtful
     accounts        $3,367     $2,182      $   ---    $1,108        $4,441


__________
(1)  Amounts written off, net of recoveries.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTHCARE L.P.


                                   BY:s\Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary

Date:  March 4, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 1996, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.



s\W. Andrew Adams                       s\Olin O. Williams
W. Andrew Adams, President              Olin O. Williams, M.D., Director
Executive and Financial                 NHC, Inc., and National HealthCare
Officer, and Individual                 Corporation, Corporate General
General Partner                         Partners


s\Robert S. Adams                       s\J. K. Twilla
Robert G. Adams, Senior Vice            J.K. Twilla, M.D., Director
President, Director NHC, Inc. and       NHC, Inc. and National HealthCare
National HealthCare Corporation         Corporation, Corporate General
                                        Partners



s\Ernest G. Burgess                       s\Donald K. Daniel
Ernest G. Burgess, Director NHC, Inc.   Donald K. Daniel, Vice President
and National HealthCare Corporation     and Principal Accounting Officer
Corporate General Partners              NHC, Inc. and National Health
                                        Corporation, Corporate General
                                        Partners

                   NATIONAL HEALTHCARE L.P. AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1994
                                 EXHIBIT INDEX
Exhibit No.         Description                Page No. or Location
   3.1    Amended and Restated Articles of     Specifically incorporated
          Limited Partnership Agreement        by reference to Exhibit A
                                               attached to Form S-4,
                                               (Proxy Statement-Prospectus),
                                               amended, Registration
                                               No.33-9881(December 9, 1986)

   3.2    By-laws (as amended)                 None

   4.1    Form of Common Stock/                Incorporated by reference
          Unit Certificate                     from Exhibit 41 attached
                                               to Form S-4, (Proxy State-
                                               ment-Prospectus), as amended
                                               Registration No. 33-9881
                                               (December 9, 1986)

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

   10.11  Employee Stock/Unit Purchase Plan    Incorporated by reference
                                               from Form S-8, Registra-
                                               tion No. 33-9881
                                               (December 28, 1987)

   10.12  1994 Unit Option Plan                Incorporated by reference
                                               from 1994 Proxy Statement
                                               filed on February 18, 1994

   12     Statements Re:Computation
          of Ratios                            Page 47

   13     Report of Independent Public
          Accountants                          Exhibit 13 beginning
          Consolidated Statements of Income    on Page 48
          Consolidated Balance Sheets
          Consolidated Statements of Cash Flows
          Consolidated Statements of Partners'
             Capital
          Notes to Consolidated Financial
             Statements

   22     Subsidiaries of Registrant           Incorporated by reference
                                               to Exhibit 22 of Form S-4,
                                               (Proxy Statement/Prospectus),
                                               as amended, Registration No.
                                               33-9881 (December 11, 1986)

   23     Consent of Independent               Page 68
          Public Accountants

   27     Financial Data Schedule (for SEC purposes only)

                                EXHIBIT 12
                   STATEMENT RE:  COMPUTATION OF RATIOS
             AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                         NATIONAL HEALTHCARE L.P.


                                   December 31
                       1995      1994     1993      1992      1991
Current Assets      $ 89,440  $ 97,506  $109,291  $ 64,115  $ 53,320
Current Liabilities $ 59,047  $ 55,038  $ 39,798  $ 26,132  $ 25,324

Current Ratio           1.51      1.78      2.75      2.45      2.11

Long-Term Debt and Debt
  Serviced by Other
  Parties           $141,642  $194,007  $166,741  $164,330  $169,907
Equity              $108,899  $101,006  $ 92,526  $ 67,922  $ 61,824

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity     1.30      1.92      1.80     2.42       2.75

Net Income          $ 21,115  $ 15,853  $ 37,562  $  9,501  $ 17,667
Average Equity      $104,953  $ 96,766  $ 80,224  $ 64,873  $ 58,632

Return on Average
  Equity               20.1%     16.4%     46.8%     14.6%     30.1%

Total Liabilities   $231,501  $279,847  $237,306  $221,166  $195,231
Partners' Capital and
  Deferred Income   $123,990  $116,286  $107,374  $ 82,908  $ 76,981

Total Liabilities to
  Partners' Capital
  and Deferred Income    1.9       2.4       2.2       2.7       2.5

                           EXHIBIT 13

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page

Report of Independent Public Accountants                    49

Consolidated Statements of Income                           50

Consolidated Balance Sheets                                 51

Consolidated Statements of Cash Flows                       52

Consolidated Statements of Partners' Capital                53

Notes to Consolidated Financial Statements                54-67

Report of Independent Public Accountants

To the Partners of National HealthCare L.P.:

     We have audited the accompanying consolidated balance sheets of National HealthCare L.P. (a Delaware partnership and formerly National HealthCorp L.P.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of National HealthCare L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare L.P. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                              ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 1, 1996

NATIONAL HEALTHCARE L.P.

Consolidated Statements of Income

(in thousands, except unit amounts)

Year Ended December 31                     1995        1994        1993

Revenues:
     Net patient revenues               $  307,969  $  269,722  $  223,089
     Gain on sale of investment                ---         ---      24,773
     Other revenues                         42,988      29,179      21,996
            Net revenues                   350,957     298,901     269,858

Costs and Expenses:
     Salaries, wages and benefits          188,985     157,663     128,462
     Other operating                       109,417      98,753      80,326
     Depreciation and amortization          14,549      13,582      11,879
     Interest                               16,891      13,050      11,629
            Total costs and expenses       329,842     283,048     232,296

Net Income                              $   21,115  $   15,853  $   37,562

Earnings Per Unit:
     Primary                            $     2.65  $     2.02  $     4.85
     Fully diluted                            2.31        1.80        4.05

Weighted Average Units Outstanding:
     Primary                             7,953,651   7,834,375   7,752,622
     Fully diluted                       9,971,867   9,807,241   9,726,254

Net Income Allocable to Partners:
     General Partners                   $      211  $      159  $      376
     Limited Partners                       20,904      15,694      37,186
                                        $   21,115  $   15,853  $   37,562

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.

Consolidated Balance Sheets

(in thousands)

December 31                                                   1995      1994

Assets
  Current Assets:
  Cash and cash equivalents                                 $  4,835  $  1,442
  Cash held by trustees                                        1,721     1,604
  Marketable securities                                        1,514     4,010
  Accounts receivable, less allowance for
           doubtful accounts of $4,441 and
           $3,367, respectively                               47,285    48,372
  Notes receivable                                             2,538     4,922
  Note receivable from NHI                                       ---    22,847
  Loan participation agreements                               27,579     9,784
  Inventory, at lower of cost (first-in,
           first-out method) or market                         3,075     2,952
  Prepaid expenses and other assets                              893     1,573
           Total current assets                               89,440    97,506

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            165,265   136,757
  Accumulated depreciation and amortization                  (38,265) (31,094)
  Assets under arrangement with other parties, net            29,921    81,746
           Net property, equipment and assets
             under arrangement with other parties            156,921   187,409

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                         1,789     1,720
  Unamortized financing costs                                  1,937     2,811
  Notes receivable                                            86,178    87,180
  Notes receivable from National                              12,271    12,296
  Minority equity investments and other                        6,955     7,211
           Total other assets                                109,130   111,218
                                                            $355,491  $396,133
Liabilities and Partners' Capital
  Current Liabilities:
  Current portion of long-term debt                         $  8,558  $  6,330
  Trade accounts payable                                       6,142    17,052
  Accrued payroll                                             23,876    18,644
  Amount due to third-party payors                             9,800     4,396
  Accrued interest                                             1,822     2,223
  Other current liabilities                                    8,849     6,393
           Total current liabilities                          59,047    55,038

  Long-term Debt, Less Current Portion                       100,871   104,243
  Debt Serviced by Other Parties, Less Current Portion        40,771    89,764
  Minority Interests in Consolidated Subsidiaries                812       802
  Commitments, Contingencies and Guarantees
  Subordinated Convertible Notes                              30,000    30,000
  Deferred Income                                             15,091    15,280
  Partners' Capital:
  General partners                                             1,290     1,095
  Limited partners, less notes receivable                    107,609    99,911
           Total partners' capital                           108,899   101,006
                                                            $355,491  $396,133

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.
Consolidated Statements of Cash Flows
(in thousands)
Year Ended December 31                                 1995      1994     1993
Cash Flows Provided By (Used In)
     Operating Activities:
      Net income                                     $ 21,115  $ 15,853 $ 37,562
      Adjustments to reconcile net income to net
         cash provided by (used in) operating
     activities:
        Depreciation                                   14,081    13,147   11,651
        Provision for doubtful accounts receivable      2,182     2,118    1,116
        Amortization of intangibles and
       deferred charges                                 1,845       848      602
        Amortization of deferred income                  (497)     (403)    (239)
        Equity in earnings of unconsolidated investments (347)     (450)  (2,740)
        Distributions from unconsolidated investments     236       213    2,435
        (Gain) loss on sale of investment                 ---       120  (24,773)
      Changes in assets and liabilities:
        Increase in accounts receivable                (1,095)  (20,095)  (2,689)
        Increase in inventory                            (123)      (19)     (56)
        (Increase) decrease in prepaid expenses and
          other assets                                    680    (1,012)   1,724
        Increase (decrease) in trade accounts payable (10,910)   12,331   (1,064)
        Increase in accrued payroll                     5,232     4,663    3,126
        Increase in amounts due to third-party payors   5,404       769    3,171
        Increase (decrease) in accrued interest          (401)    1,235     (259)
        Increase (decrease) in other current
      liabilities                                       2,456     2,057      (45)
           Net cash provided by operating activities   39,858    31,375   29,522

Cash Flows Provided By (Used In) Investing Activities:
      Additions to and acquisitions of property and
        equipment, net                                (29,435)   (9,599) (30,569)
      Investment in notes receivable and loan
        participation agreements                      (30,694) (112,069) (87,029)
  Collection of long-term notes receivable and
    loan participation agreements                      39,157    80,199   41,307
      Increase (decrease) in minority equity
    investments and other                                 210    (3,984)     (22)
  Decrease in marketable securities, net                2,361     2,140    3,159
      Sale of investments                                 ---       136   32,991
      Net cash used in investing activities           (18,401)  (43,177) (40,163)

Cash Flows Provided By (Used In) Financing Activities:
      Proceeds from debt issuance                       2,368    34,225    6,446
      Increase in cash held by trustees                  (117)     (315)     (12)
      Increase in minority interests in subsidiaries       10        35       63
      Issuance of partnership units                       820       773      690
      Collection of receivables from exercise
         of options                                       795      437     1,040
      Increase in bond reserve funds, mortgage
        replacement reserves and other deposits           (69)      (57)    (151)
      Payments on debt                                 (6,767)   (4,360)  (4,023)
      Cash distributions to partners                  (14,702)  (17,639)  (6,194)
      Increase in financing costs                        (402)      ---      (85)
           Net cash provided by (used in) financing
             activities                               (18,064)   13,099   (2,226)
Net Increase (Decrease) In Cash and
     Cash Equivalents                                   3,393     1,297  (12,867)
Cash and Cash Equivalents, Beginning of Period          1,442       145   13,012
Cash and Cash Equivalents, End of Period             $  4,835  $  1,442 $    145

Supplemental Information:
Cash payments for interest expense                   $ 17,292  $ 11,815 $ 11,888
During 1995, NHC was released from its liability on
debt serviced by others by the respective lendors.
  Debt serviced by other parties                     $(45,868) $    --- $    ---
  Assets under arrangement with other parties        $ 45,868  $    --- $    ---

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.

Consolidated Statements of Partners' Capital

(in thousands except unit amounts)

                                                   Unrealized
                                      Receivables    Gains                            Total
                          Number       from Sale    (Losses) on  General   Limited    Partners'
                          of Units     of Units     Securities   Partners  Partners   Capital
Balance at 12/31/92       7,748,592     $(16,174)     $---       $  791    $83,305    $ 67,922
 Net income                     ---          ---       ---          376     37,186      37,562
 Collection of receivables      ---        1,040       ---          ---        ---       1,040
 Units sold                  47,841          ---       ---            7        684         691
 Other                          ---          ---       ---            1         80          81
 Cash distributions
  declared ($1.90 per unit)     ---          ---       ---         (148)   (14,622)    (14,770)
Balance at 12/31/93       7,796,433      (15,134)      ---        1,027    106,633      92,526
 Net income                     ---          ---       ---          159     15,694      15,853
 Collection of receivables      ---          437       ---          ---        ---         437
 Units sold                  29,732          ---       ---          ---        773         773
 Unrealized gains on
   securities                   ---          ---       480          ---        ---         480
 Cash distributions declared
   ($1.17 per unit)             ---          ---       ---          (91)    (8,972)     (9,063)
Balance at 12/31/94       7,826,165      (14,697)      480        1,095    114,128     101,006
 Net income                     ---          ---       ---          211     20,904      21,115
 Collection of receivables      ---          795       ---          ---        ---         795
 Units sold                 526,949      (12,294)      ---          131     12,983         820
 Unrealized losses on
    securities                  ---          ---      (135)         ---        ---        (135)
 Cash distributions declared
   ($1.88 per unit)             ---          ---       ---         (147)   (14,555)    (14,702)
Balance at 12/31/95       8,353,114     $(26,196)     $345       $1,290   $133,460    $108,899

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies:

Presentation--

The consolidated financial statements include the accounts of National HealthCare L.P. and its subsidiaries (NHC). Investments are accounted for on either the cost or equity method. All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

Use of Estimates--

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Health Care Revenues--

          NHC's principal business is operating and managing long-term health care centers which generally provide routine and ancillary services. Approximately 60% of NHC's net revenues in 1995 and 61% in 1994 and 1993 are from participation in Medicare and Medicaid programs (excluding in 1993 the nonrecurring gain of $24,773,000). Amounts paid under these programs are generally based on a facility's allowable costs or a fixed rate subject to program cost ceilings. Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs.
These allowances and discounts were $103,186,000, $82,443,000 and $54,348,000 for 1995, 1994 and 1993, respectively. Amounts earned under the Medicare and Medicaid programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

Provision for Doubtful Accounts--

          Provisions for estimated uncollectible accounts and notes receivable are included in other operating expenses.

Property, Equipment and Assets Under Arrangement with Other
Parties--

          NHC uses the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years; equipment and furniture, 3-15 years; and properties under arrangement with other parties, 10-20 years. The provision for depreciation includes the amortization of properties under capital leases and properties under arrangement with National Health Investors, Inc. (See Note 3).

          Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($1,057,000 in 1995 and $766,000 in 1994).

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. Although NHC did not adopt SFAS 121 in 1995, it has determined that the adoption of the pronouncement will not have a material impact on its financial statements in 1996.

Investments in Marketable Securities--

          NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

Intangible Assets--

          Any excess of cost over net assets of companies purchased is amortized generally over 40 years using the straight-line method.
Deferred financing costs are amortized principally by the interest method over the terms of the related loans.

Income Taxes--

          NHC is not a taxable entity. Accordingly, no provision for income taxes has been made in the Consolidated Statements of Income.

          The earnings of NHC are taxable to the individual partners. Partners are required to report their distributive share of the income, gain, loss, deductions and credits of the partnership on their individual income tax returns.

          The Revenue Act of 1987 contains provisions which cause some publicly traded partnerships to be taxed as corporations.
Because NHC was in existence and publicly traded on December 17, 1987, it will continue to be treated as a partnership for the 1987 through 1997 taxable years.

          NHC adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," effective January 1, 1993.
The Statement generally requires NHC to record any income tax provisions or income taxes payable based on the liability method.
NHC management believes, based on current information, that the effect of any income tax assets or liabilities that would be recorded in 1998, the year that master limited partnerships become taxable, would not be material to NHC's financial condition or results of operations.

Concentration of Credit Risks--

          NHC's credit risks primarily relate to cash and cash equivalents, cash held by trustees, accounts receivable, marketable securities, notes receivable and loan participation agreements. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions. Accounts receivable consist primarily of amounts due from patients (funded approximately 81% through Medicare, Medicaid, other contractual programs and approximately 19% through private payors) in the states of Alabama, Florida, Georgia, Kentucky, Missouri, South Carolina, Tennessee, and Virginia and from other health care companies for management services. NHC performs continual credit evaluations of its clients and maintains allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in two accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities and to secured notes receivable from officers, directors and supervisory employees as discussed in Note 14. NHC also has notes receivable from National Health Corporation as discussed in Note 4. NHC has loan participation agreements with a bank as discussed in Note 14.

          NHC's financial instruments, principally its notes receivable and loan participation agreements, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHC obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. See
Note 14 for additional information on the notes receivable and loan participation agreements.

Cash and Cash Equivalents--

          Cash equivalents include highly liquid investments with an original maturity of less than three months.


Note 2 - Organization of the Partnership:

          The general partners of NHC are as follows: (1) NHC, Inc., a Tennessee corporation (the "Managing General Partner"), which is owned by its board of directors and senior management of NHC;
(2) National Health Corporation ("National" and "Administrative General Partner"), a Tennessee corporation which is owned by the National Health Corporation Leveraged Employee Stock Ownership
Plan and Trust (the "ESOP"); and (3) W. Andrew Adams, NHC Inc.'s President (the "Individual General Partner"). The Managing
General Partner, the Administrative General Partner and the Individual General Partner are collectively called "the General Partners". The General Partners own a general partnership interest in NHC representing a 1% interest in the profits, losses and distributions of NHC.

Note 3 - Relationship with National Health Investors, Inc.:

Leases--

          On October 17, 1991, concurrent with NHC's conveyance of real property to NHI, NHC leased from NHI the real property of 40 long-term care centers and three retirement centers. Each lease is for an initial term expiring December 31, 2001, with two additional five-year renewal terms at the option of NHC, assuming no defaults. NHC accounts for the leases as operating leases.

          During the initial term and first renewal term of the leases, NHC is obligated to pay NHI annual base rent on all 43 facilities of $15,238,000. If NHC exercises its option to extend the leases for the second renewal term, the base rent will be the then fair rental value as negotiated by NHC and NHI.

          The leases also obligate NHC to pay as debt service rent all payments of interest and principal due under each mortgage to which the conveyance of the facilities was subject. The payments are required over the remaining life of the mortgages as of the conveyance date, but only during the term of the lease. Payments for debt service rent are being treated by NHC as payments of principal and interest if NHC remains obligated on the debt ("obligated debt service rent") and as operating expense payments if NHC has been relieved of the debt obligation by the lender ("non-obligated debt service rent"). See "Accounting Treatment of the Transfer" for further discussion.

          In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility in such later year exceeds the gross revenues of such facility in 1992.
Percentage rent for 1995 and 1994 was approximately $1,237,000 and $718,000, respectively.

          Each lease with NHI is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the ownership of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

          NHC has a right of first refusal with NHI to purchase any of the properties transferred from NHC should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

          Base rent expense to NHI was $15,238,000 in 1995, 1994 and 1993 and non-obligated debt service rent to NHI was zero dollars in 1995 and is included in other operating expenses. At December 31, 1995, the approximate future minimum base rent and non-obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI are as follows:
                         1996           $20,267,000
                         1997            20,298,000
                         1998            20,324,000
                         1999            30,351,000
                         2000            20,396,000
                         Thereafter      20,417,000

Advisory Agreement--

          NHC has entered into an Advisory Agreement with NHI whereby services related to investment activities and day-to-day management and operations are provided to NHI by NHC as Advisor.
The Advisor is subject to the supervision and policies established by NHI's Board of Directors.

          Either party may terminate the Advisory Agreement on 90 days notice at any time. NHI may terminate the Advisory Agreement for cause at any time.

          For its services under the Advisory Agreement, NHC's annual compensation is calculated to be $2,827,000, $2,570,000 and $1,828,000 in 1995, 1994 and 1993, respectively. However, the payment of such annual compensation is conditional upon NHI having sufficient funds from operations to pay annual dividends of $2.00 per share and upon NHI paying such dividends. NHI met this condition in 1995, 1994 and 1993.

Purchase of Mortgage Notes--

          During 1994, NHC purchased $37,978,000 of mortgage notes receivable from NHI in exchange for cash and the assumption of certain liabilities. All properties secured by the mortgage notes are managed by NHC, and four of the notes had been transferred to NHI upon its capitalization by NHC in 1991.

Accounting Treatment of the Transfer--

          NHC has accounted for the conveyance in 1991 of assets (and related debt) to NHI and the subsequent leasing of the real estate assets as a "financing/leasing" arrangement. Since NHC remains obligated on certain of the transferred debt, the obligated debt and applicable asset balances have been reflected on the Consolidated Balance Sheets as "assets under arrangement with other parties" and "debt serviced by other parties". The net book value equity of the assets transferred has been transferred from NHC to NHI. As NHC utilizes the applicable real estate over the lease term, its Consolidated Statements of Income will reflect the continued depreciation of the applicable assets over the lease term, the continued interest expenses on the obligated debt balances and the additional base and non-obligated debt service rents (as an operating expense) payable to NHI each year. NHC has recovery provisions from NHI if NHC is required to service the debt through a default by NHI.

Release from Debt Serviced by Other Parties--

          In December, 1995, NHI prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of the transferred debt. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties have been reduced by $45,868,000. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.

Note 4 - Relationship With National Health Corporation:

Sale of Health Care Centers--

          On January 20, 1988, NHC sold the assets (inventory, property and equipment) of eight health care centers (1,121 licensed beds) to National, the administrative general partner of NHC, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has a receivable from National for management fees of approximately $1,864,000 and $3,804,000 at December 31, 1995 and 1994, respectively.

          NHC's basis in the assets sold was approximately $24,300,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

Financing Activities--

          On January 20, 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1995 and 1994, the outstanding balance on the note was approximately $5,961,000 and $6,403,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC has guaranteed the debt service of the building partnership.

          In addition, NHC's $50,000,000 credit facility, the $20,000,000 Series A Loan, and the $30,000,000 Series B Loan described in Note 11 were financed through National and National's ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October, 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 2007.

          As of December 31, 1995, National had borrowed $2,271,000 from NHC to finance the construction of additions at two health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 1998.

Duties as Administrative General Partner--

          The personnel conducting the business of NHC are employees of National which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee ($1,683,000 in 1995) equal to 1% of payroll costs.

          National maintains and makes contributions to its ESOP for the benefit of eligible employees.

Note 5 - Gain on Sale of Investment:

          In August, 1993, NHC sold its investment in VHA Long Term Care (VHA LTC) for approximately $32,987,000 of cash which resulted in a gain to NHC of $24,773,000. The gain on sale of investment was approximately $3.20 per primary unit outstanding and $2.55 per fully diluted unit outstanding. For federal tax purposes, the sale generated a capital gain to NHC partners of approximately $25,000,000 which equates to a capital gain per unit of approximately $3.24. NHC's Board of Directors approved a one-time special cash distribution of $1.10 per unit in 1993 to help defray tax liability from this gain.


Note 6 - Other Revenues:

          Revenues from management services include management fees, interest income on notes receivable, and revenues from other services provided to managed long-term care centers. "Other" revenues include non-health care related earnings.

(in thousands)

Year Ended December 31               1995      1994      1993

Revenues from managed services     $28,719   $19,035   $12,446
Guarantee fees                         814       936       790
Advisory fees from NHI               3,265     2,138     1,828
Earnings (losses)on securities         450       (47)    1,116
Equity in earnings of unconsolidated
  investments                          342       423     1,174
Interest income                      6,462     4,844     3,010
Other                                2,936     1,850     1,632

                                   $42,988   $29,179   $21,996


Note 7 - Earnings Per Unit:

          Primary earnings per unit is based on the weighted average number of common and common equivalent units outstanding. Common equivalent units result from dilutive unit options computed using the treasury stock method.

          Fully diluted earnings per unit assumes in addition to the above, that the 6% subordinated convertible notes were converted at the date issued with earnings being increased for interest expense thereon.

          The following table summarizes the earnings and the average number of common units and common equivalent units used in the calculation of primary and fully diluted earnings per unit.

(dollars in thousands, except per unit amounts)

Year Ended December 31               1995       1994      1993

Primary:
  Weighted average common units    7,920,795   7,796,508   7,750,531
  Stock options                       32,856      37,867       2,091

  Average common units outstanding 7,953,651   7,834,375   7,752,622

  Earnings                         $  21,115   $  15,853   $  37,562

  Earnings per unit, primary       $    2.65   $    2.02   $    4.85

Fully Diluted:
  Weighted average common units    7,920,795   7,796,508   7,750,531
  Stock options                       78,206      37,867       2,857
  Convertible subordinated notes 1,972,866 1,972,866 1,972,866 Assumed average common units
    outstanding                    9,971,867   9,807,241   9,726,254

  Earnings                         $  23,007   $  17,653   $  39,362

  Earnings per unit, fully diluted $    2.31   $    1.80   $    4.05



Note 8 - Property, Equipment and Assets Under Arrangement with
Other Parties:

          Property and equipment, at cost, consist of the following:

(in thousands)

December 31                               1995           1994

Land                                    $ 21,117       $ 10,463
Buildings and improvements                67,576         63,172
Furniture and equipment                   58,607         52,548
Capitalized equipment leases                 165             33
Construction in progress                  17,800         10,541
                                        $165,265       $136,757



          Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)

December 31                               1995           1994

Land                                    $ 2,612        $  5,203
Buildings and improvements               23,890          70,690
Fixed equipment                           2,008           4,442
Mortgage notes receivable                 1,411           1,411
                                        $29,921        $ 81,746

Note 9 - Acquisitions and Dispositions:

          In February, 1994, NHC acquired Spectrum Enterprises, Inc. and Spectrum Private Nursing Services, Inc. for a total consideration of approximately $4,253,000. Properties acquired include thirteen homecare programs located in Florida. Two of the homecare programs provide services to private payors exclusively. Former shareholders have signed a covenant not to compete. NHC is amortizing the cost of the covenant not to compete over its term.

          In February, 1994, NHC purchased a 120-bed long-term health care center located in Naples, Florida for approximately
$6,000,000.

          The purchase prices for the acquisitions above were allocated to the underlying assets based on their relative fair market values. The Consolidated Statements of Income for 1995 and 1994 include the results of operations from the respective dates of acquisition.


Note 10 - Investment in Marketable Securities:

          Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) was issued by the Financial Accounting Standards Board effective for fiscal years beginning after December 15, 1993. As required by SFAS 115, securities are classified as trading, held-to-maturity or available for sale. Securities are classified as trading securities when they are bought and held principally for the purpose of selling them in the near term. Securities are classified as held-to-maturity when the company has both the positive intent and ability to hold them to maturity. All other securities are classified as available for sale. NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

          Application of SFAS 115 to prior periods is not permitted and, accordingly, prior financial statements have not been restated to reflect the change in accounting principle. The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

          Proceeds from the sale of investments in debt and equity securities during the year ended December 31, 1995 and 1994 were $2,696,000 and $6,726,000 respectively. Gross investment gains of $335,000 were realized on these sales during the year ended December 31, 1995. Gross investment gains of $493,000 and gross investment losses of $1,055,000 were realized on these sales during the year ended December 31, 1994. Realized gains and losses from securities sales are determined on the specific identification of the securities.

Note 11 - Debt and Lease Commitments:

Long-Term Debt--

          Long-term debt and debt serviced by other parties consist of the following:
                                  Weighted Average      Final      Debt Serviced by           Long-Term
                                    Interest Rate     Maturities     Other Parties               Debt
(in thousands)

December 31                                                        1995        1994      1995      1994
Bank credit facility, principal
     and interest payable in         variable,
     quarterly installments             6.4%            2009     $   ---    $ 26,353   $ 15,518  $ 16,148
Senior secured notes, interest
     payable semiannually,
     principal payable in semi-
     annual payments beginning
     November, 1995                     8.3             2003      18,928      20,000        ---       ---
Senior secured notes, interest
     payable semiannually,
     principal payable in semi-
     annual payments beginning
     November, 1995                     8.4             2005         534         564     27,860    29,436
First mortgage revenue bonds,
     repaid in 1995                     ---              ---         ---      12,514        ---     2,807
First mortgage notes payable in
     periodic installments, interest
     payable quarterly                  7.5         1996-2019      7,062       7,415     31,371    29,250
First mortgage revenue bonds,
     payable in periodic installments,
     interest payable monthly           9.3         2001-2003      2,760      11,404        ---       ---
First mortgage revenue bonds,
     payable in periodic installments, variable,
     interest payable monthly           4.7         2000-2010     14,861      15,490        ---       ---
Unsecured term note payable to
     National.  Interest payable quarterly,
     principal payable at maturity      8.5              1998        ---         ---     10,000    10,000
Other notes payable generally
     in monthly installments            8.0         1996-2001        ---         ---     21,306    18,956
                                                                  44,145      93,740    106,055   106,597
Less current portion                                              (3,374)     (3,976)    (5,184)   (2,354)
                                                                 $40,771    $ 89,764   $100,871  $104,243

     The bank credit facility and the 8.3% and 8.4% secured notes due in 2003 and 2005 were borrowed through NHC's administrative partner, National. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans.

     The debt identified above as senior secured notes is cross-defaulted with other NHC and NHI liabilities and is cross-collateralized to the extent of approximately $27,860,000 of other debt.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC.

     The aggregate maturities of long-term debt and debt serviced by others for the five years subsequent to December 31, 1995 are as follows:

                    Long-term      Debt Serviced
                      Debt           By Others            Total

     1996           $5,184,000     $3,374,000          $ 8,558,000
     1997            5,728,000      3,489,000            9,217,000
     1998            4,748,000      3,631,000            8,379,000
     1999            5,491,000      3,465,000            8,956,000
     2000           35,693,000      3,733,000           39,426,000


     Certain property and equipment of NHC and NHI are pledged as collateral on long-term debt or capital lease obligations. Other property and assets are available for use as collateral as needed.

     Certain loan agreements require maintenance of specified operating ratios as well as specified levels of cash held in escrow, working capital and partners' capital by NHC and NHI. All such covenants have been met by NHC, and management believes that NHI is in compliance with the loan covenants.

Lease Commitments--

     Operating expenses for the years ended December 31, 1995, 1994, and 1993 include expense for leased premises and equipment under operating leases of $18,820,000, $16,692,000 and $16,223,000, respectively. See Note
3 for the approximate future minimum base rent and non-obligated debt service rent commitments on non-cancelable operating leases with NHI.

Construction and Financing Commitments--

     NHC is committed to spend approximately $28,359,000 for ongoing construction contracts and to provide financing to managed facilities in the amount of $5,316,000 for ongoing construction contracts in 1996. NHC's cash on hand, marketable securities, short-term notes receivable, loan participation agreements, operating cash flow and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.


Note 12 - Subordinated Convertible Notes:

     On May 12, 1992, NHC issued $30,000,000 of 6% subordinated convertible notes ("the notes") due July 1, 2000. Interest is payable quarterly.

     The notes are convertible at the option of the holder at any time into units of NHC at a price of $15.2063 per unit, subject to adjustment for certain changes in the number of units outstanding. The notes may be redeemed at the option of NHC after May 12, 1996, but only if NHC has elected to be taxed as a corporation and only if the market price of NHC's units is such as to guarantee certain specified returns to the holder of the notes. NHC has reserved 1,972,867 units for conversion of the notes.

Note 13 - Contingencies and Guarantees:


Litigation--

     There is certain litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.

Professional Liability and Other Insurance--

     NHC carries a professional liability insurance policy ($1,000,000 per claim with additional umbrella coverage in the amount of $5,000,000 in the aggregate per annum) for coverage from liability claims and losses incurred in its health care business. The policy is a fixed premium and occurrence form policy and has no provisions for a retrospective refund or assessment due to actual loss experience. In the opinion of management, NHC's insurance coverage is adequate to cover settlement of outstanding claims against NHC.

     NHC has assumed certain risks related to health insurance and workers compensation insurance claims of its employees. The liability for reported claims and estimates for incurred but unreported claims is $4,433,000 and $2,616,000 at December 31, 1995 and December 31, 1994, respectively. The liability is included in other current liabilities in the consolidated balance sheets.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt (principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $81,555,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 5.4% at December 31, 1995.

     In management's opinion, these guarantee fees approximate fees that NHC would currently charge to enter into similar guarantees.

     All of the guaranteed indebtedness is secured by first mortgages, pledges of personal property, accounts receivable and, in certain instances, by the personal guarantees of the owners of the facilities. The borrower has granted second mortgages over the relevant properties in favor of NHC. Such rights may be enforced if NHC is required to pay under its guarantees.

     NHI has guaranteed certain of the debts of NHC. NHC has agreed to indemnify and hold harmless NHI against any and all loss, liability or harm incurred by NHI as a result of having to perform under its guarantee of any or all of the guaranteed debt.

     NHC has entered into an interest rate cap arrangement with a managed entity under which NHC has guaranteed that the entity's weighted average interest rate on its first and second mortgage debt will not exceed 9.0%. The entity's first mortgage debt is tax-exempt, floating-rate bonds and its second mortgage debt is owed to NHC. The bond debt outstanding under the arrangement is $16,800,000 and the weighted average rate of both debts is 7.3% at December 31, 1995. NHC is obligated under the agreement only for the term of its management contract, as extended, and only so long as the tax-exempt bonds are outstanding. At December 31, 1995, NHC expects to have no additional liability as a result of this interest rate cap arrangement.


Note 14 - Notes Receivable and Loan Participation Agreements:

     Notes receivable generally consist of loans and accrued interest to managed health care centers and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities ranging from five to twenty-five years. The majority of the notes mature in 2004. Interest on the notes is generally at prime plus 2% or at a fixed rate of 10.25%, payable monthly. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.

     NHC has entered into loan participation agreements with SouthTrust Bank of Alabama acquiring an interest in four mortgage notes totaling approximately $27,579,000. The participation interests range from 75% to 100% and the interest rates are variable. At December 31, 1995, the rates range from 9.625% to 10.515%. The mortgages mature on various dates ranging from 1999 to 2002. However, NHC has the right under the participation agreements to exchange its investment for cash at any time.


Note 15 - Partners' Capital:

     NHC has Incentive Option Plans which provide for the granting of options to key employees and directors to purchase units at no less than market value on the date of grant. The following table summarizes option activity:

                                   Number of
     Options Outstanding            Shares          Price

     Outstanding December 31, 1992   5,000        $   11.25
     Options granted                   ---              ---
     Options exercised                 ---              ---

     Outstanding December 31, 1993   5,000            11.25
     Options granted               485,500         25.12-25.75
     Options exercised                 ---              ---

     Outstanding December 31, 1994 490,500         11.25-25.75
     Options granted               376,000         24.88-31.00
     Options exercised             489,000         25.12-25.75

     Outstanding December 31, 1995 377,500        $11.25-31.00

     Additionally, NHC has an employee unit purchase plan which allows employees to purchase ownership units of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     In connection with the exercise of certain stock options, NHC has received interest-bearing (ranging from 3.5% to 6.5%), full recourse notes in the amount of $26,196,000 at December 31, 1995. The notes are secured by units of NHC or shares of NHI having a fair market value of not less than 150% of the amount of the note. The notes were received in accordance with the terms of the Key Employee Stock Financing Plan as approved at NHC's Special Meeting of the unitholders on December 31, 1986. The principal balances of the notes are reflected as a reduction of partners' capital in the consolidated financial statements.


Note 16 - Disclosures about Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and cash equivalents; Cash held by trustees; Bond reserve funds, mortgage replacement reserves and other deposits; Loan Participation Agreements; and Accrued interest--

     The fair value approximates the carrying amount because of the short maturity or the nature of these instruments.

Notes receivable--

     The fair value of NHC's notes receivable is estimated based on the current rates offered by NHC or comparable parties for the same or similar type of notes receivable of the same or similar maturities and is approximately the same as the carrying amount.

Long-term debt and Debt serviced by other parties--

     The fair value is estimated based on the current rates offered to NHC for similar debt of the same maturities and is approximately the same as the carrying amounts.

Subordinated Convertible Notes--

     The fair value is estimated based on the quoted market price and approximates $76,942,000 as compared to a carrying value of $30,000,000 at December 31, 1995.

                                EXHIBIT 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference of our reports on National HealthCare, L.P. dated February 1, 1996, included in this Form 10-K for the year ended December 31, 1995, into the Partnership's previously filed Post-effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement No. 33-9881. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1995 or performed any audit procedures subsequent to the date of our report.




                                   ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 20, 1996