Form 10-Q
period 1996-03-31
NATIONAL HEALTHCARE LTD
filed 1996-05-14
CIK 805274

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                Quarterly Report Under Section 13 of 15(d)
                  of the Securities Exchange Act of 1934




For quarter ended  March 31, 1996       Commission file number  33-9881




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

                    Yes   x   No

8,423,896 units were outstanding as of March 31, 1996.

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                         NATIONAL HEALTHCARE L.P.

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                   Three Months Ended
                                                        March 31
                                                  1996          1995
                                                     (in thousands)

REVENUES:
  Net patient revenues                          $  80,607      $ 73,322
  Other revenues                                   12,025        10,434
  Net revenues                                     92,632        83,756

COSTS AND EXPENSES:
  Salaries, wages and benefits                     51,869        44,766
  Other operating                                  28,791        26,833
  Depreciation and amortization                     3,035         3,634
  Interest                                          3,472         4,351
  Total costs and expenses                         87,167        79,584

NET INCOME                                      $   5,465       $ 4,172

EARNINGS PER UNIT:
  Primary                                       $     .64       $   .53
  Fully diluted                                 $     .56       $   .47

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                                       8,575,499     7,860,699
  Fully diluted                                10,524,051     9,833,565

CASH DISTRIBUTIONS PER UNIT                     $     .52     $     .42

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                              $      55     $      42
  Limited Partners                                  5,410         4,130
                                                $   5,465      $  4,172


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           NATIONAL HEALTHCARE L.P.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS


                                                 March 31     December 31
                                                   1996          1995
                                               (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                     $  6,132     $   4,835
  Cash held by trustees                            1,398         1,721
  Marketable securities                            3,197         1,514
  Accounts receivable, less allowance for
    doubtful accounts of $4,699 and $4,441        50,117        47,285
  Notes receivable                                 2,306         2,538
  Loan participation agreements                   17,062        27,579
  Inventory at lower of cost (first-in,
    first-out method) or market                    3,031         3,075
  Prepaid expenses and other assets                1,042           893
  Total current assets                            84,285        89,440

PROPERTY AND EQUIPMENT AND ASSETS UNDER
    ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                 165,614       165,265
  Accumulated depreciation and
    amortization                                 (40,547)      (38,265)
  Assets under arrangement with other
    parties,net                                   26,781        29,921
  Net property, equipment and assets under
    arrangement with other parties               151,848       156,921

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                    1,383         1,789
  Unamortized financing costs                      1,766         1,937
  Notes receivable                                99,413        86,178
  Notes receivable from National                  12,253        12,271
  Minority equity investments and other            7,112         6,955
  Total other assets                             121,927       109,130

                                                $358,060      $355,491



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                           NATIONAL HEALTHCARE L.P.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                       LIABILITIES AND PARTNERS' CAPITAL


                                                 March 31         December 31
                                                   1996              1995
                                                (Unaudited)

CURRENT LIABILITIES:
  Current portion of long-term debt                  $  8,784      $   8,558
  Trade accounts payable                                3,921          6,142
  Accrued payroll                                      21,404         23,876
  Amount due to third-party payors                      6,038          9,800
  Accrued interest                                      2,201          1,822
  Other current liabilities                             8,169          8,849
  Total current liabilities                            50,517         59,047

LONG-TERM DEBT, less current portion                  112,529        100,871

DEBT SERVICED BY OTHER PARTIES,
  less current portion                                 38,113         40,771

MINORITY INTERESTS IN
  CONSOLIDATED SUBSIDIARIES                              806             812

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                        29,314          30,000

DEFERRED INCOME                                       15,339          15,091

PARTNERS' CAPITAL:
  General partners                                     1,302           1,290
  Limited partners                                   110,140         107,609
  Total partners' capital                            111,442         108,899

                                                    $358,060        $355,491


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                            NATIONAL HEALTHCARE L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                        1996     1995
                                                        (in thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                             $ 5,465   $ 4,172
  Adjustments to reconcile net income to net cash
      provided from (used in) operating activities:
    Depreciation                                           3,146     3,515
    Provision for doubtful accounts and notes                643       607
  Amortization of intangibles and deferred charges           396       239
    Amortization of deferred income                          (89)      (74)
  Equity in earnings of unconsolidated investments          (178)      (91)
    Distributions from unconsolidated investments             15        16
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable            (3,475)    3,050
    Decrease in inventory                                     44         9
    Increase in prepaid expenses and other assets           (149)     (333)
    (Decrease) in trade accounts payable                  (2,221)  (11,705)
    Increase (Decrease) in accrued payroll                (2,472)    2,320
    Decrease in amounts due to third party payors         (3,762)   (4,203)
    Increase (decrease) in accrued interest payable          384      (266)
    Decrease in other current liabilities                   (680)     (358)
                                                          (2,933)   (3,102)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                          (619)   (6,409)
  Investment in long-term notes receivable and loan
    participation agreements                             (13,603)  (13,102)
  Collection in long-term notes receivable and loan
    participation agreements                              11,135    33,414
  Decrease in minority equity investments
    and other                                                221       770
  (Increase) Decrease in debt and equity securities       (1,600)    2,360
                                                          (4,466)   17,033
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                             12,086     3,128
  Decrease in cash held by trustee                           323        84
  Increase in minority interest in subsidiaries               --         4
  (Increase) decrease in bond reserve funds, mortgage
    replacement reserves and other deposits                  406       (82)
  Issuance of partnership units                              627        --
  Collection of receivables                                    5       735
  Payments on debt                                          (424)     (545)
  Cash distributions to partners                          (4,327)   (3,275)
  Increase in financing costs                                 --       (67)
                                                           8,696       (18)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  1,297    13,913
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             4,835     1,442
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 6,132   $15,355

Supplemental Information:
  Cash payments for interest expense                     $ 3,103   $ 4,616

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           NATIONAL HEALTHCARE L.P.
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three Months Ended
                                                           March 31
                                                      1996        1995
                                                       (in thousands)

During the three months ended March 31, 1996, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties                 $(2,536)   $    --
     Assets under arrangement with other parties      2,536         --

During the three months ended March 31, 1996, $686,000
   of convertible subordinated debentures were converted
   into 45,112 units of NHC's partnership units:
     Convertible subordinated debentures               (686)        --
     Financing costs                                      1         --
     Accrued interest                                    (5)        --
     Partner's capital                                  690         --

                             NATIONAL HEALTHCARE L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (dollars in thousands)



                                 Receivables  Unrealized                    Total
                       Number of From Sale of Gains on   General  Limited   Partners'
                          Units     Units     Securities Partners Partners  Capital

BALANCE AT 12/31/95    8,353,114  $(26,196)    $ 345   $1,290  $133,460 $108,899

Net income                    --        --        --       55     5,410    5,465
Collection of
  receivables                 --         5        --       --        --        5
Units sold                25,670        --        --       --       627      627
Units in conversion of
  convertible debentures
  to partnership units    45,112        --        --       --       690      690
Unrealized gains on
  securities                  --        --        83       --        --       83
Cash distributions
  ($.52 per unit)             --        --        --      (43)  (4,284)   (4,327)

BALANCE AT 3/31/96     8,423,896  $(26,191)     $428   $1,302  $135,903 $111,442


BALANCE AT 12/31/94    7,826,165  $(14,697)    $ 480   $1,095  $114,128 $101,006

Net income                    --        --        --       42     4,130    4,172
Collection of
  receivables                 --       735        --       --        --      735
Units sold                   736        --        --       --        --       --
Unrealized losses on
  securities                  --        --      (272)      --        --     (272)
Cash distributions
  ($.42 per unit)             --        --        --      (33)  (3,242)   (3,275)

BALANCE AT 3/31/95     7,826,901  $(13,962)    $ 208   $1,104  $115,016 $102,366


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    NATIONAL HEALTHCARE L.P.
  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

          The financial statements for the three months ended March 31, 1996 and 1995, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996. The interim condensed balance sheet at December 31, 1995 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1995, December 31, 1994, and December 31, 1993.

Note 2 - OTHER REVENUES:
                                                   Three Months Ended
                                                        March 31
                                                    1996      1995
                                                      (in thousands)

          Revenue from managed centers            $ 8,341   $ 6,633
          Guarantee fees                              180       235
          Advisory fee from NHI                       797       797
          Earnings on securities                       61       366
          Equity in earnings of unconsolidated
            investments                               160        90
          Interest income                           1,589     1,525
          Other                                       897       788
                                                  $12,025   $10,434

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

          Partners' capital for the period ended March 31, 1996 was increased by $83,000 and for the period ended March 31, 1995 was decreased by approximately $272,000 to reflect the net unrealized investment gain or loss on marketable securities without stated maturities classified as available for sale.

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

Note 4 - GUARANTEES:

          In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $79,151,000
(net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.6% at March 31, 1996.



Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


Overview

          National HealthCare L.P. (NHC, or the Company) operates and manages 98 long-term health care centers with 12,663 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.

Results of Operations


Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995.

          Net revenues for the three months ended March 31, 1996 increased $8.9 million or 10.6% to $92.6 million from $83.8 million for the three months ended March 31, 1995. Net patient revenues increased $7.3 million or 9.9% in the 1996 period as compared to the 1995 period. Other revenues increased 15.2% to $12.0 million.

          The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,355 beds to 6,382 beds. The number of long-term care beds managed for others has increased from 6,044 beds to 6,281 beds.
The number of homecare locations has increased from 28 locations to 31 locations and includes for the first time the offering of services in the state of South Carolina. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

          Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 25.8% in 1996 from $6.6 million to $8.3 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

          Total costs and expenses for the 1996 first quarter increased $7.6 million or 9.5% to $87.2 million from $79.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.1 million or 15.9% to $51.9 million from $44.8 million. Other operating expenses increased $2.0 million or 7.3% to $28.8 million for the 1996 first quarter compared to $26.8 million in the 1995 period. Depreciation and amortization decreased 16.5% to $3.0 million. Interest costs decreased $0.9 million or 20.2% to $3.5 million from $4.4 million for last year.

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

          Depreciation expense and interest expense both decreased compared to the quarter a year ago due primarily to capital transactions which occurred in 1995. During December 1995, National Health Investors ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties was reduced by $45,868,000.

          The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released. As a result, other operating expenses are increased by the amount of the rent payments, depreciation is decreased by the amount of depreciation formerly charged on assets under arrangement with other parties and interest expense is decreased by the amount of interest expense formerly associated with the debt serviced by other parties.

          The total census at owned and leased centers for the quarter averaged 93.5% compared to an average of 92.9% for the same quarter a year ago.

Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994.

          Net revenues for the three months ended March 31, 1995 increased $15.2 million or 22.1% to $83.8 million from $68.6 million for the three months ended March 31, 1994. Net patient revenues increased $11.3 million or 18.2% in the 1995 period as compared to the 1994 period. Other revenues increased 59.5% to $10.4 million.

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

Liquidity and Capital Resources

          During the first three months of 1996, the Company generated net cash of $11.1 million from the collection of long-term notes receivable, $12.1 million in debt proceeds and $0.6 million from the issuance of partnership units. Of these funds, $2.9 million was used in operating activities, $13.6 million for investments in long term notes receivable and loan participation agreements, $0.6 million in additions to and acquisitions of property and equipment, $0.4 million for payments on debt, and $4.3 million for cash distributions to partners. Cash and cash equivalents increased $1.3 million during the quarter.

          At March 31, 1996, the Company's ratio of long-term obligations to convertible debt and capital is 1.1 to 1.

         The ratio of current assets to current liabilities is 1.6 to
1. Working capital is $33.8 million. These financial resources with anticipated funds from future operations and future borrowings are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Development

          Currently, NHC has 1,219 beds under development at 24 health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.


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

Item 2.   Changes in Securities.  Not applicable

Item 3.   Defaults Upon Senior Securities.  None

Item 4.   Submission of Matters to Vote of Security Holders

               (a) The annual meeting of the unitholders was held on March 21, 1996. There were no matters submitted to security holders for a vote.

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


                                        NATIONAL HEALTHCARE L.P.
                                        (Registrant)



Date    April 14, 1996             S/Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date    April 14, 1996             S/Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer