Form 10-Q
period 1996-06-30
NATIONAL HEALTHCARE LP
filed 1996-08-13
CIK 805274

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934




For quarter ended  June 30, 1996     Commission file number  33-9881




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

                    Yes   x   No

8,423,996 units were outstanding as of July 31, 1996.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NATIONAL HEALTHCARE L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       Three Months Ended       Six Months Ended
                                            June 30                  June 30
                                        1996       1995          1996      1995
                                         (in thousands)           (in thousands)
REVENUES:
  Net patient revenues               $ 81,078     $ 75,489     $161,685    $ 148,811
  Other revenues                       10,921        9,794       22,946       20,228
     Net revenues                      91,999       85,283      184,631      169,039

COSTS AND EXPENSES:
  Salaries, wages and benefits         50,137       46,652      102,006       91,418
  Other operating                      30,023       26,413       58,814       53,246
  Depreciation and amortization         3,135        3,679        6,170        7,313
  Interest                              2,697        3,953        6,169        8,304
     Total costs and expenses          85,992       80,697      173,159      160,281

NET INCOME                           $  6,007     $  4,586     $ 11,472    $   8,758

EARNINGS PER UNIT:
  Primary                            $    .70     $    .58     $   1.34    $    1.12
  Fully diluted                      $    .62     $    .51     $   1.18    $     .98

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                           8,586,893     7,853,833   8,578,654    7,836,131
  Fully diluted                    10,518,688     9,852,988  10,527,339    9,853,724

CASH DISTRIBUTIONS PAID PER UNIT     $    .52     $     .42    $   1.04    $     .84

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                   $     60     $      46    $    115    $      88
  Limited Partners                      5,947         4,540      11,357        8,670
                                     $  6,007     $   4,586    $ 11,472    $   8,758

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                          NATIONAL HEALTHCARE L.P.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                  ASSETS

                                                 June 30      December 31
                                                   1996           1995
                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  1,671       $  4,835
  Cash held by trustees                             3,079          1,721
  Marketable securities                            16,718          1,514
  Accounts receivable, less allowance for
    doubtful accounts of $4,889 and $4,079         44,783         47,285
  Notes receivable                                  2,699          2,538
  Loan participation agreements                     5,167         27,579
  Inventory at lower of cost (first-in,
    first-out method) or market                     3,579          3,075
  Prepaid expenses and other assets                   977            893
  Total current assets                             78,673         89,440

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  176,776        165,265
  Less accumulated depreciation and
    amortization                                  (42,809)       (38,265)
  Assets under arrangement with other parties      24,921         29,921
  Net property, equipment and assets under
    arrangement with other parties                158,888        156,921

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       708          1,789
  Unamortized financing costs                       1,796          1,937
  Notes receivable                                 99,256         86,178
  Notes receivable from National                   11,922         12,271
  Minority equity investments and other             9,863          6,955
  Total other assets                              123,545        109,130

                                                $ 361,106       $355,491


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                         NATIONAL HEALTHCARE L.P.

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                          LIABILITIES AND CAPITAL
                                               June  30      December 31
                                                 1996           1995
                                              (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  8,652      $   8,558
  Trade accounts payable                           9,497          6,142
  Accrued payroll                                 20,123         23,876
  Amount due to third-party payors                 3,670          9,800
  Accrued interest                                 1,071          1,822
  Other current liabilities                        9,021          8,849
  Total current liabilities                       52,034         59,047

LONG-TERM DEBT, less current portion             111,291        100,871

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                36,260         40,771

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES      809            812

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                    29,314         30,000

DEFERRED INCOME                                   15,325         15,091

PARTNERS' CAPITAL:
  General partners                                 1,318          1,290
  Limited partners                               114,755        107,609
  Total partners' capital                        116,073        108,899

                                                $361,106       $355,491

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          NATIONAL HEALTHCARE L.P.
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                           June 30
                                                      1996          1995
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $11,472   $  8,758
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                         5,785      7,075
    Provision for doubtful accounts                      1,140      1,320
   Amortization of intangibles and deferred charges        638        435
    Amortization of deferred income                       (130)      (255)
    Equity in earnings of unconsolidated investments      (107)      (154)
    Distributions from unconsolidated investments          180        205
  Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable           1,362     (2,948)
    Increase in inventory                                 (504)      (149)
    (Increase) Decrease in prepaid expenses
       and other assets                                    (84)       808
    Increase (Decrease) in trade accounts payable        3,355    (13,087)
    Decrease in accrued payroll                         (3,753)    (1,619)
    Increase (Decrease) in amounts due to third
       party payors                                     (6,130)     1,188
    Decrease in accrued interest payable                  (746)      (502)
    Increase in other current liabilities                  172      4,029
                                                        12,650      5,104
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                     (11,592)   (10,772)
  Investment in long-term notes receivable and loan
    participation agreements                           (15,132)   (22,331)
  Collection of long-term notes receivable and loan
    participation agreements                            24,654     34,651
  (Increase) Decrease in minority equity investments
    and other                                           (2,850)     1,405
  (Increase) Decrease in debt and equity securities    (15,395)     2,361
                                                       (20,315)     5,314
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           13,311      5,699
  Decrease (Increase) in cash held by trustee           (1,358)        75
  Increase (Decrease) in minority interest
     in subsidiaries                                        (3)        11
  Increase (Decrease) in bond reserve funds, mortgage
    replacement reserves and other deposits              1,081        (33)
  Issuance of partnership units                            571         --
  Collection of receivables                              3,340        753
  Payments on debt                                      (3,639)    (1,888)
  Cash distributions to partners                        (8,708)    (6,562)
  Increase in financing costs                              (94)      (355)
                                                         4,501     (2,300)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (3,164)     8,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           4,835      1,442
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,671   $  9,560

Supplemental Information:
  Cash payments for interest expense                   $ 6,920   $  8,805

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          NATIONAL HEALTHCARE L.P.
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                         1996      1995
                                                          (in thousands)

During the six months ended June 30, 1996, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties                    $(3,841)  $    --
     Assets under arrangement with other parties         3,841        --

During the six months ended June 30, 1996, $686,000
  of convertible subordinated debentures were converted
  into 45,112 units of NHC's partnership units:
     Convertible subordinated debentures                  (686)       --
     Financing costs                                         1        --
     Accrued interest                                       (5)       --
     Partner's capital                                     690        --

                              NATIONAL HEALTHCARE L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (dollars in thousands)


                                  Receivables  Unrealized                          Total
                        Number of From Sale of Gains(Losses) General   Limited   Partners'
                          Units     Units      on Securities Partners  Partners   Capital
BALANCE AT 12/31/95    8,353,114  $(26,196)     $ 345        $1,290    $133,460  $108,899

Net income                    --        --         --           115      11,357    11,472
Collection of
  receivables                 --     3,340         --            --          --     3,340
Units sold                24,270        --         --            --         571       571
Units in conversion of
  convertible debentures
  to partnership units    45,112        --         --            --         690       690
Unrealized losses on
  securities                  --        --       (191)           --          --      (191)
Cash distributions
  ($1.04 per unit)            --        --         --           (87)     (8,621)   (8,708)

BALANCE AT 6/30/96     8,422,496  $(22,856)     $ 154        $1,318    $137,457  $116,073


BALANCE AT 12/31/94    7,826,165  $(14,697)     $ 480        $1,095    $114,128  $101,006

Net income                    --        --         --            88       8,670     8,758
Collection of
  receivables                 --       753         --            --          --       753
Units sold                   736        --         --            --          --        --
Unrealized losses on
  securities                  --        --       (167)           --          --      (167)
Cash distributions
  ($.84 per unit)             --        --         --           (65)     (6,497)   (6,562)

BALANCE AT 6/30/95     7,826,901  $(13,944)     $ 313        $1,118    $116,301  $103,788


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

          The financial statements for the six months ended June 30, 1996 and 1995, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996. The interim condensed balance sheet at December 31, 1995 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1995, December 31, 1994, and December 31, 1993.


Note 2 - OTHER REVENUES:

                               Three Months Ended  Six Months Ended
                                    June 30            June 30
                                1996      1995     1996      1995
                                (in thousands)    (in thousands)

Revenue from managed centers  $ 7,943   $ 6,257   $16,284   $12,890
Guarantee fees                    185       212       365       447
Advisory fee from NHI             797       797     1,594     1,594
Earnings on securities             64        28       125       394
Equity in earnings of
  unconsolidated investments      (59)       61       101       151
Interest income                 1,133     1,889     2,722     3,414
Other                             858       550     1,755     1,338
                              $10,921   $ 9,794   $22,946   $20,228


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

          Partners' capital for the periods ended June 30, 1996 and 1995 was decreased by approximately $191,000 and $167,000, respectively, to reflect the net unrealized investment loss on marketable securities without stated maturities classified as available for sale.

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


Note 4 - GUARANTEES:

          In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $76,605,000
(net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.4% at June 30, 1996.


Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


Overview

          National HealthCare L.P. (NHC, or the Company) operates and manages 99 long-term health care centers with 12,750 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


Results of Operations


Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995.

           Results for the three month period ended June 30, 1996 include a 31% increase over the same period in 1995 in net income, a 22% increase in fully diluted earnings per unit, and an 8% increase in net revenues.

          The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,406 beds to 6,469 beds. The number of long-term care beds managed for others has increased from 6,044 beds to 6,281 beds.
The number of homecare locations has increased from 28 locations to 31 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

          Revenues also improved during 1996 due to increased emphasis on managed care services. The Company has signed managed care contracts with private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals. NHC also now has a network of case managers to assure appropriate placement and payment for subacute patients in the NHC system.

          Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 26.9% in 1996 from $6.3 million to $7.9 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

          Total costs and expenses for the 1996 second quarter increased $5.3 million or 6.6% to $86.0 million from $80.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $3.5 million or 7.5% to $50.1 million from $46.7 million. Other operating expenses increased $3.6 million or 13.7% to $30.0 million for the 1996 second quarter compared to $26.4 million in the 1995 period. Depreciation and amortization decreased 14.8% to $3.1 million. Interest costs decreased $1.3 million or 31.8% to $2.7 million from $4.0 million for last year.

          Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

          Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, the growth in management services provided to others, and due to the increase in rent expense as explained below.

          Depreciation expense and interest expense both decreased compared to the quarter a year ago due primarily to capital transactions which occurred in late 1995. During December 1995, National Health Investors ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties were both reduced by $45,868,000.

          The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released as a direct obligor. As a result, other operating expenses are increased by the amount of the rent payments, depreciation is decreased by the amount of depreciation formerly charged on assets under arrangement with other parties and interest expense is decreased by the amount of interest expense formerly associated with the debt serviced by other parties.

          The total census at owned and leased centers for the quarter averaged 92.9% compared to an average of 93.0% for the same quarter a year ago.


Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995.

          Results for the six month period ended June 30, 1996 include a 31% increase over the same period in 1995 in net income, a 20% increase in fully diluted earnings per unit, and a 9% increase in net revenues.

          The increased revenues for the six months this year reflect the continued growth of operations. Compared to the six month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 300 beds from 12,450 beds to 12,750 beds. The number of homecare locations has increased from 28 locations to 31 locations and includes for the first time the offering of services in the state of South Carolina. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

          Revenues also improved during 1996 due to increased emphasis on rehabilitative and managed care services. The Company has signed managed care contracts with private insurance companies to provide subacute care to their insurees, offering a less expensive alternative to acute care and rehabilitative hospitals.
NHC also now has a network of case managers to assure appropriate placement and payment for subacute patients in the NHC system.

          Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 26.3% for the six month period in 1996 compared to the same period in 1995 from $12.9 million to $16.3 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

          Total costs and expenses for the 1996 six month period increased $12.9 million or 8.0% to $173.2 million from $160.3 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $10.6 million or 11.6% to $102.0 million from $91.4 million. Other operating expenses increased $5.6 million or 10.5% to $58.8 million for the 1996 second quarter compared to $53.2 million in the 1995 period. Depreciation and amortization decreased 15.6% to $6.2 million. Interest costs decreased $2.1 million or 25.7% to $6.2 million from $8.3 million for last year.

          Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

          Operating costs have increased due to the increased number of beds in operation, the opening of two new assisted living projects, the expansion of homecare services, the expansion of rehabilitative and managed care services, the growth in management services provided to others, and due to the increase in rent expense as explained below.

          Depreciation expense and interest expense both decreased compared to the six months a year ago due primarily to capital transactions which occurred in 1995. During December 1995, National Health Investors, ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties was reduced by $45,868,000.

          The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released as a direct obligor. As a result, other operating expenses are increased by the amount of the rent payments, depreciation is decreased by the amount of depreciation formerly charged on assets under arrangement with other parties and interest expense is decreased by the amount of interest expense formerly associated with the debt serviced by other parties.

          The total census at owned and leased centers for the six months averaged 93.2% compared to an average of 93.0% for the same six months a year ago.


Liquidity and Capital Resources

          During the first six months of 1996, the Company generated net cash of $12.7 million from operating activities, $24.7 million from the collection of long-term notes receivable, $13.3 million debt proceeds, $0.6 million from the issuance of partnership units, and $3.3 million from the collection of receivables. Of these funds, $11.6 million was used for additions to and acquisitions of property and equipment; $15.1 million for investment in long-term notes receivable and loan participation agreements; $3.6 million for payments on debt; and $8.7 million for cash distributions to partners. Cash and cash equivalents decreased $3.2 million during the quarter.

          At June 30, 1996, the Company's ratio of long-term obligations to convertible debt and capital is 1.0 to 1. NHC's convertible debt converts into units of limited partnership interest at $15.21 per unit - the units closed at $37.625 per unit on the American Stock Exchange the last trading day of this quarter.

          The ratio of current assets to current liabilities is 1.5 to
1. Working capital is $26.6 million. The Company is currently considering long-term and short term financing options. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Development

          During the first six months of 1996, the Company added a net total of 58 licensed long-term care beds, all of which are owned or leased. Additionally, 152 assisted living units in two newly constructed projects were opened, 68 units of which are owned by the Company and 84 units of which are owned by a joint venture in which the Company is a owner and for which the Company acts as manager.

          Currently, NHC has 1,136 beds under development at 22 owned, leased or managed health care centers in various locations.
These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.



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



                                        NATIONAL HEALTHCARE L.P.
                                             (Registrant)



Date August 12, 1996               S/Richard F. LaRoche, Jr.
                                   Richard F. LaRoche, Jr.
                                   Secretary



Date August 12, 1996               S/Donald K. Daniel
                                   Donald K. Daniel
                                   Vice President and Controller
                                   Principal Accounting Officer