Form 10-Q
period 1996-09-30
NATIONAL HEALTHCARE LP
filed 1996-11-14
CIK 805274

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934




For quarter ended  September 30, 1996  Commission file number  33-9881





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

                    Yes   x   No

8,446,611 units were outstanding as of October 31, 1996.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            NATIONAL HEALTHCARE L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September 30              September 30
                                       1996         1995          1996       1995
                                        (in thousands)           (in thousands)
REVENUES:
  Net patient revenues               $ 84,388     $ 80,637     $246,073    $ 229,448
  Other revenues                       12,532        9,905       35,478       30,133
     Net revenues                      96,920       90,542      281,551      259,581

COSTS AND EXPENSES:
  Salaries, wages and benefits         52,930       49,832      154,936      141,250
  Other operating                      29,990       27,545       88,804       80,791
  Depreciation and amortization         3,625        3,708        9,795       11,021
  Interest                              2,305        3,853        8,474       12,157
     Total costs and expenses          88,850       84,938      262,009      245,219

NET INCOME                           $  8,070     $  5,604     $ 19,542    $  14,362

EARNINGS PER UNIT:
  Primary                            $    .94     $    .71     $   2.28    $    1.83
  Fully diluted                      $    .81     $    .62     $   1.98    $    1.60

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                           8,583,911     7,907,023   8,585,875    7,862,842
  Fully diluted                    10,515,701     9,879,908  10,520,240    9,879,294

CASH DISTRIBUTIONS PAID PER UNIT     $    .52     $     .52    $   1.56    $    1.36

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                   $     81     $      56    $    195    $     144
  Limited Partners                      7,989         5,548      19,347       14,218
                                     $  8,070     $   5,604    $ 19,542    $  14,362

The accompanying notes to interim condensed consolidated financial state-ments are an integral part of these statements.

                        NATIONAL HEALTHCARE L.P.

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS

                                                  Sept. 30         Dec. 31
                                                    1996             1995
                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $  3,482           $  4,835
  Cash held by trustees                             2,045              1,721
  Marketable securities                            17,069              1,514
  Accounts receivable, less allowance for
    doubtful accounts of $5,214 and $4,079         46,959             47,285
  Notes receivable                                  2,412              2,538
  Loan participation agreements                       ---             27,579
  Inventory at lower of cost (first-in,
    first-out method) or market                     3,780              3,075
  Prepaid expenses and other assets                   799                893
  Total current assets                             76,546             89,440

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                  214,293            165,265
  Less accumulated depreciation and
    amortization                                  (45,537)           (38,265)
  Assets under arrangement with other parties      24,389             29,921
  Net property, equipment and assets under
    arrangement with other parties                193,145            156,921

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                       129              1,789
  Unamortized financing costs                       1,731              1,937
  Notes receivable                                 96,399             86,178
  Notes receivable from National                   11,895             12,271
  Minority equity investments and other             6,510              6,955
  Total other assets                              116,664            109,130

                                                 $386,355           $355,491


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE L.P.

                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                        LIABILITIES AND CAPITAL

                                                Sept. 30           Dec. 31
                                                  1996               1995
                                               (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt             $  8,560           $   8,558
  Trade accounts payable                           9,297               6,142
  Accrued payroll                                 25,393              23,876
  Amount due to third-party payors                 9,316               9,800
  Accrued interest                                 1,106               1,822
  Other current liabilities                        9,849               8,849
  Total current liabilities                       63,521              59,047

LONG-TERM DEBT, less current portion             119,843             100,871

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                35,717              40,771

MINORITY INTERESTS IN CONSOLIDATED
   SUBSIDIARIES                                      817                 812

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                    29,314              30,000

DEFERRED INCOME                                   16,186              15,091

PARTNERS' CAPITAL:
  General partners                                 1,354               1,290
  Limited partners                               119,603             107,609
  Total partners' capital                        120,957             108,899

                                                $386,355            $355,491

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE L.P.
       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                Nine Months Ended
                                                   September 30
                                                 1996        1995
                                                  (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                      $19,542   $ 14,362
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                    9,048     10,668
    Provision for doubtful accounts                 5,214      2,036
   Amortization of intangibles and
      deferred charges                                858        671
    Amortization of deferred income                  (227)      (391)
    Equity in earnings of unconsolidated
      investments                                    (279)      (211)
    Distributions from unconsolidated investments     195        221
  Changes in assets and liabilities:
    Increase in accounts receivable                (4,888)    (1,733)
    Increase in inventory                            (705)       (49)
    Decrease in prepaid expenses
       and other assets                                94        246
    Increase (Decrease) in trade accounts payable   3,155    (12,070)
    Decrease in accrued payroll                     1,517      3,898
    Increase (Decrease) in amounts due to third
       party payors                                  (484)     5,371
    Decrease in accrued interest payable             (716)      (599)
    Increase in other current liabilities           1,000      5,591
                                                   33,324     28,011
 CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                (44,581)   (11,213)
  Investment in long-term notes receivable and loan
    participation agreements                      (14,370)   (24,585)
  Collection of long-term notes receivable and loan
    participation agreements                       32,230     36,420
  Decrease in minority equity investments
    and other                                       2,431        831
  (Increase) Decrease in debt & equity securities (15,555)     2,360
                                                  (39,845)     3,813
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                      22,266      4,609
  Increase in cash held by trustee                   (324)      (722)
  Increase in minority interest in subsidiaries         5          7
  Increase (Decrease) in bond reserve funds, mortgage
    replacement reserves and other deposits         1,660        (51)
  Issuance of partnership units                       558          1
  Collection of receivables                         3,428        788
  Payments on debt                                 (9,245)    (2,771)
  Cash distributions to partners                  (13,087)   (10,632)
  Increase in financing costs                         (93)      (373)
                                                    5,168     (9,144)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                               (1,353)    22,680
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      4,835      1,442
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 3,482   $ 24,122

Supplemental Information:
  Cash payments for interest expense              $ 9,180   $ 12,755

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       NATIONAL HEALTHCARE L.P.
       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                   Nine Months Ended
                                                      September 30
                                                    1996      1995
                                                     (in thousands)
During the nine months ended Sept. 30, 1996, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties               $(3,841)  $    --
     Assets under arrangement with other parties    3,841        --

During the nine months ended Sept. 30, 1996, $686,000
  of convertible subordinated debentures were converted
  into 45,112 units of NHC's partnership units:
     Convertible subordinated debentures             (686)       --
     Financing costs                                    1        --
     Accrued interest                                  (5)       --
     Partner's capital                                690        --




                            NATIONAL HEALTHCARE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (dollars in thousands)

                                  Receivables  Unrealized                       Total
                       Number of  From Sale    Gains(Losses) General  Limited  Partners'
                         Units     of Units    on Securities Partners Partners Capital
                       _________  _________    _____________ _______ ________ ________
BALANCE AT 12/31/95    8,353,114  $(26,196)     $  345       $1,290  $133,460 $108,899

Net income                    --        --          --          195    19,347   19,542
Collection of
  receivables                 --     3,428          --           --        --    3,428
Units sold                24,870        --          --           --       558      558
Units in conversion of
  convertible debentures
  to partnership units    45,112        --          --           --       690      690
Unrealized gains on
  securities                  --        --         927           --        --      927
Cash distributions
  ($1.04 per unit)            --        --          --         (131)  (12,956) (13,087)

BALANCE AT 9/30/96     8,421,096  $(22,768)     $1,272       $1,354  $141,099 $120,957


BALANCE AT 12/31/94    7,826,165  $(14,697)     $  480       $1,095  $114,128 $101,006

Net income                    --        --          --          144    14,218   14,362
Collection of
  receivables                 --       788          --           --        --      788
Units sold                   886        --          --           --         1        1
Unrealized losses on
  securities                  --        --        (146)          --        --     (146)
Cash distributions
  ($1.36 per unit)            --        --          --         (106)  (10,526) (10,632)

BALANCE AT 9/30/95     7,827,051  $(13,909)      $ 334       $1,133  $117,821 $105,379


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

          The financial statements for the nine months ended September 30, 1996 and 1995, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December
31, 1996. The interim condensed balance sheet at December 31, 1995 is taken from the audited financial statements at that date.
The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1995, December 31, 1994, and December 31, 1993.


Note 2 - OTHER REVENUES:

                               Three Months Ended Nine Months Ended
                                  September 30      September 30
                                1996      1995     1996      1995
                                  (in thousands)    (in thousands)

Revenue from managed centers  $ 7,988   $ 6,615   $24,272   $19,505
Guarantee fees                    165       183       530       630
Advisory fee from NHI             796       796     2,390     2,390
Earnings on securities            430        28       555       422
Equity in earnings of
  unconsolidated investments      184        56       285       207
Interest income                   859     1,561     3,581     4,975
Other                           2,110       666     3,865     2,004
                              $12,532   $ 9,905   $35,478   $30,133


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

          Partners' capital for the period ended September 30, 1996 was increased by $927,000 and for the period ended September 30, 1995 was decreased by approximately $146,000 to reflect the net unrealized investment gain or loss on marketable securities without stated maturities classified as available for sale.

          Proceeds from the sale of investments in debt and equity securities during the periods ended September 30, 1996 and 1995 were $1,669,000 and $2,696,000 respectively. Gross investment gains of $92,000 and gross investment losses of $41,000 were realized on these sales during the period ended September 30, 1996. Gross investment gains of $336,000 were realized on these sales during the period ended September 30, 1995. Realized gains and losses from securities sales are determined on the specific identification of the securities.

          The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.


Note 4 - GUARANTEES:

          In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $73,502,000
(net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.8% at September 30, 1996.


Note 5 - ACQUISITIONS:

          In July, 1996, NHC purchased, for total consideration of approximately $4,680,000, a 120 bed long term health care center located in West Plains, Missouri. NHC had managed the health care center since its opening in 1982.

          Also in July, 1996, NHC purchased, for total consideration of approximately $6,500,000, a long-term health care center with assisted living apartments located in Naples, Florida. There are 60 long-term health care beds and 36 assisted living apartments.


Note 6 - RELATIONSHIP WITH FCC

          In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded by filing on March 26, 1996, a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, to interpret the parties' rights under their contractual arrangements. FCC next sued on April 18, 1996 in the Circuit
Court for Columbia County, Florida removed on May 1, 1996 to the United States District Court, Middle District, Florida,
Jacksonville Division to obtain possession of the center for which it alleged the management contract had been terminated.
Both suits are in the preliminary stages.

          As a result of the litigation between the parties, FCC may terminate the 16 management contracts as each mature. Five of the sixteen are eligible for termination in 1997. The balance of the contracts may be terminated in the years 1998-2002.



Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


Overview

          National HealthCare L.P. (NHC, or the Company) operates and manages 100 long-term health care centers with 12,810 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995.

          Results for the three month period ended September 30, 1996 include a 44% increase over the same period in 1995 in net income, a 31% increase in fully diluted earnings per unit, and a 7% increase in net revenues.

          The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds from 6,406 beds to 6,649 beds. The number of long-term care beds managed for others has increased from 6,087 beds to 6,161 beds.
The number of homecare locations has increased from 28 locations to 32 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

          Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 21% in 1996 from $6.6 million to $8.0 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

          Total costs and expenses for the 1996 quarter increased $3.9 million or 4.6% to $88.9 million from $84.9 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $3.1 million or 6.2 to $52.9 million from $49.8 million. Other operating expenses increased $2.4 million or 8.9% to $30.0 million for the 1996 third quarter compared to $27.5 million in the 1995 period. Depreciation and amortization decreased 2.2% to $3.6 million. Interest costs decreased $1.8 million or 40.2% to $2.3 million from $3.9 million for last year.

          Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits as well as adjustments in benefit programs for the quarter.

          Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and due to the growth in management services provided to others, and due to the increase in rent expense as explained below.

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

          The total census at owned and leased centers for the quarter averaged 93.4% compared to an average of 92.9% for the same quarter a year ago.


Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995.

          Results for the nine month period ended September 30, 1996 include a 36% increase over the same period in 1995 in net income, a 23.8% increase in fully diluted earnings per unit, and an 8.5% increase in net revenues.

          The increased revenues for the nine months this year reflect the continued growth of operations. Compared to the nine month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 317 beds from 12,493 beds to 12,810 beds. The number of homecare locations has increased from 28 locations to 32 locations and includes for the first time the offering of services in the state of South Carolina. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

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

          Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 24% in 1996 from $19.8 million to $24.3 million due to the increased number of beds being managed for others, increased management fees, and increased interest income from higher principal amounts and interest rates on floating rate and fixed rate loans to managed centers. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

          Total costs and expenses for the 1996 nine month period increased $16.8 million or 68% to $262.0 million from $245.2 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $13.7 million or 9.7% to $154.9 million from $141.3 million. Other operating expenses increased $8.0 million or 9.9% to $88.8 million for the 1996 second quarter compared to $80.8 million in the 1995 period. Depreciation and amortization decreased 11.1% to $9.8 million. Interest costs decreased $3.7 million or 30.3% to $8.5 million from $12.2 million for last year.

          Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

          Operating costs have increased due to the increased number of beds in operation, the expansion of homecare services, the expansion of rehabilitative and managed care services, and due to the growth in management services provided to others, and due to the increase in rent expense as explained below.

          Depreciation expense and interest expense both decreased compared to the six months a year ago due primarily to capital transactions which occurred in 1995. During December 1995, National Health Investors, ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately
$25,3234,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties was reduced by $45,868,000.

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

          The total census at owned and leased centers for the nine months averaged 93.3% compared to an average of 92.9% for the same nine months a year ago.


Liquidity and Capital Resources

          During the first nine months of 1996, the Company generated net cash of $33.3 million from operating activities, $32.2 million from the collection of long-term notes receivable, $22.3 million debt proceeds, $0.6 million from the issuance of partnership units, and $3.4 million from the collection of receivables. Of these funds, $44.6 million was used for additions to and acquisitions of property and equipment; $14.4 million for investment in long-term notes receivable and loan participation agreements; $15.6 million for investment in debt and equity securities; $9.2 million for payments on debt; and $13.1 million for cash distributions to partners. Cash and cash equivalents decreased $1.4 million during the period.

          At September 30, 1996, the Company's ratio of long-term obligations to convertible debt and capital is 1.0 to 1. NHC's convertible debt converts into units of limited partnership interest at $15.21 per unit - the units closed at $37.375 per unit on the American Stock Exchange the last trading day of this quarter.

          The ratio of current assets to current liabilities is 1.2 to
1. Working capital is $13.0 million. The Company is currently considering long-term and short term financing options. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Development

          During the first nine months of 1996, the Company added a net total of 118 licensed long-term care beds, all of which are owned or leased. Additionally, 152 assisted living units in two newly constructed projects were opened, all of which are owned by the Company.

          Currently, NHC has 1,190 long-term care beds under development at 25 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds. In addition, NHC has 430 assisted living units at six locations and 270 retirement apartments at three locations under development, all of which are owned.


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

                    In March 1996, Florida Convalescent Centers, Inc.
               (FCC), an independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded by filing on Maraca 26, 1996, a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, to interpret the parties' rights under their contractual arrangements. FCC next sued on April 18, 1996 in the Circuit Court for

               Columbia County, Florida removed on May 1, 1996 to the United States District Court, Middle District, Florida, Jacksonville Division to obtain possession of the center for which it alleged the management contract had been terminated. Both suits are in the preliminary stages.

                    As a result of the litigation between the parties,
               FCC may terminate the 16 management contracts as each mature. Five of the sixteen are eligible for termination in 1997. The balance of the contracts may be terminated in the years 1998-2002.


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


                                        NATIONAL HEALTHCARE L.P.
                                             (Registrant)


Date November 14, 1996             S/Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


Date November 14, 1996             S/Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting