Form 10-K405
period 1996-12-31
NATIONAL HEALTHCARE LP
filed 1997-03-18
CIK 805274

=================================================================

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                             _______

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

     For the fiscal year ended               Commission File No.
         December 31, 1996                        33-9881
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

                                         Name of Each Exchange on
         Title of Each Class                   which Registered
_________________________________________________________________
Units of Limited Partnership Interest American Stock Exchange Senior Subordinated Convertible Debentures
  Due 2000 (6%)                           American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market of voting units held by nonaffiliates of the registrant was $237,492,456 as of January 31, 1997.

Number of Units outstanding as of February 28, 1997:
8,860,203
                       Page 1 of 70 Pages
                      Exhibit Index Page 46
=================================================================

                             PART 1
                             ------
                             ITEM 1
                            BUSINESS

GENERAL

     National HealthCare L.P. (NHC or the Company) is a limited partnership organized under the laws of the State of Delaware which principally operates long-term health care centers and home health care programs in the southeastern United States. The Company's health care centers provide subacute, skilled and intermediate nursing and rehabilitative care. At December 31, 1996, the Company operated 100 long-term health care centers with a total of 12,882 licensed beds. Of the 100 centers operated, 12 are owned, 40 are leased from National Health Investors, Inc.
(NHI) and 48 are managed for other owners. The Company's homecare programs provide rehabilitative care at a patient's residence. During 1996, the Company operated 33 homecare programs and provided 754,000 homecare patient visits. NHC also operates 387 retirement apartments located in one managed and three leased retirement centers. Additionally, the Company operates 377 assisted living units at eight owned or leased centers and two managed centers.

     In 1996 NHC opened or acquired 190 new beds, 130 in owned/leased centers and 60 in managed centers. Bed growth in owned/leased centers was primarily due to opening a new center and purchasing another. Managed center bed growth was realized with the expansion of an existing operation by 60 beds. During the year, construction started on five new owned centers totaling 520 beds, one 54 bed expansion on an owned center and three leased centers are being expanded by a total of 100 beds. Regarding construction starts for managed centers, two expansion projects, each with 60 beds were begun in 1996. Finally, NHC has obtained certificates of need for the construction of 332 beds at nine owned, leased or managed locations, all of which are expected to start construction in 1997.

     As of December 31, 1996, the Company operated specialized care units such as Alzheimer's Disease care units (10), sub-acute nursing units (8) and a number of in house pharmacies. Similar specialty units are under development or consideration at a number of the Company's centers, as well as free standing projects.

     Additional Services. The Company plans to continue to expand its continuum of care for the elderly by offering a comprehensive and increasing range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers. Highlights of these activities during 1996 were as follows:

     A. Homecare Programs. The Company's policy has been to affiliate each of its licensed and certified homecare programs with a Company operated health care center. Although the existing programs have increased their total number of visits from 94,000 in 1989 to 754,184 in 1996, NHC has applied for and received Certificates of Need to expand the program services in both Florida and South Carolina, as well as pursuing a number of acquisition opportunities. Such acquired or new programs are not presently planned to be operated out of a health care center. Additional certificate of need applications will be filed during 1997.

     B. Rehabilitative Services. The Company has long operated an intensive offering of physical, speech, and occupational therapy provided by center specific therapists. NHC increased its staff of professionally licensed therapists from nearly 800 last year to over 1,000 in 1996. Starting in October, 1993, the Company redirected its focus from center-based therapists to a wider operational format and has created a separate rehabilitation subsidiary known as National Health Rehab (NHR). Because of the Company's extensive network of health care centers in the Southeastern United States, the Company is better able to attract, employ, and retain therapists. It is also greatly expanding its customer service base by providing contract services to 585 health care centers owned by third parties. Provision of these services is not covered under the Company's contracts to manage health care centers and must be renegotiated annually with the center owner. The Company's rates for these services are competitive with other market rates.

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

     D. Pharmacy Operations. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC continues to review opportunities for regional pharmacy operations and now operates three, one in east Tennessee and two in central Florida. These pharmacy operations will operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The regional pharmacy operations now have 4,946 nursing home beds under contract.

     E. Assisted Living Projects. The Company presently owns or manages ten assisted living projects, eight of the ten are located within the physical structure of a long-term health care center or retirement complex.
          The Company has identified the assisted living market as an expanding area for the delivery of health care and hospitality services and has embarked upon a market review in its states of operation for the construction
          of free-standing assisted living centers.   Two owned
          freestanding assisted living projects opened in 1996 with a total of 152 units. Three additional free standing assisted living projects were under construction in 1996, all of which will open in 1997. It is anticipated that the Company will start construction on four additional free-standing assisted living apartments during 1997. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis.

     F. Managed Care Contracts. During 1995 the Company opened several regional contract management offices, staffed by experienced case managers who contract with managed care organizations (MCO's) and insurance carriers for the provision of subacute and other medical specialty services within a regional cluster of centers.
          Florida, Middle and East Tennessee, and South Carolina are currently being serviced by NHC's seven case managers. Additional case management areas are planned for 1997.

     In fiscal year 1996, 96% of the Company's net revenues were derived from health care services and 4% from other sources.


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

     The Company provides the same management services to centers operated under management contracts as it provides to centers owned or leased by the Company. The term of each contract and the amount of the management fee are determined on a case-by-case basis. Typically, the Company charges a minimum of 6% of net revenues. The term of the contracts range from five years to twenty years. The Company maintains a right of first refusal should any owner desire to sell a managed center and, in certain situations, special termination payments have been negotiated should an owner sell to a third party or terminate or non-renew a management contract.

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


Health Care Centers Under Construction

     The following table sets forth the long-term health care centers or additions to existing centers currently under construction which the Company owns, leases or manages:

                          Number   Owned/Leased/   Projected
     Location            of Beds      Managed     Opening Date
     ------------        -------   ------------   -------------
     Orlando, FL           120          O         January, 1997
     Columbia, SC          120          O         March, 1997
     Murfreesboro, TN       40          O         March, 1997
     Ocala, FL              60*         M         March, 1997
     Mauldin, SC           120          O         June, 1997
     Pulaski, TN             9*         L         June, 1997
     Palatka, FL            60*         M         July, 1997
     Coconut Creek, FL     120          O         July, 1997
     Ft. Oglethorpe, GA     54*         O         July, 1997
     Smithville, TN         31*         L         July, 1997
     Merritt Island, FL     60*         L         December, 1997
                           ---
          Total            794

*Expansion of existing center


Construction Starts in 1997

     The following table sets forth the new beds authorized by governmental certificates of need which are anticipated to start construction in 1997.
                          Number    Number of        Number of
                         of Beds   New Centers    Existing Centers
                         -------   -----------    ----------------
          Owned             56          0               2
          Leased            95          0               2
          Managed          181          2               3
                           ---          -               -
            Total          332          2               7


Occupancy Rates

     The following table shows certain information relating to occupancy rates for the Company's continuing owned and leased long-term health care centers:
                                    Year Ended December 31
                                   1996      1995      1994
                                   ----     -----     -----
     Overall census                93.6%    93.0%     92.8%
     Census excluding acquisitions
       and new openings            93.8%    93.0%     94.5%

     Occupancy rates are calculated by dividing the total number of days of patient care provided by the number of patient days available (which is determined by multiplying the number of licensed beds by 365 or 366).


Homecare Programs

     The Company's home health programs (called "homecare" by the Company) provide nursing and rehabilitative services to individuals in their residences and are licensed by the Tennessee, South Carolina and Florida state governments and certified by the federal government for participation in the Medicare program. Each of the Company's 32 Medicare certified homecare programs and its one private duty program is managed by a registered nurse, with speech, occupational and physical therapists either employed by the program or on a contract basis. Homecare visits increased from 717,000 visits in 1995 to 754,000 visits in 1996.

     The Company has homecare programs in Tennessee, Florida, and South Carolina. It opened two new program offices in South Carolina and two in Florida in 1996. The Company's Tennessee homecare programs are associated with its long-term health care centers and, historically, are based within the health care center. The Company's new homecare programs in Florida are separately based in an effort to continually expand NHC's market leadership in these services. The Company's experience in this field indicates that homecare is not a substitute for institutional care in a hospital or health care center. Instead, the Company's homecare programs provide an additional level of health care because its centers can provide services to patients after they have been discharged from the center or prior to their admission.


Assisted Living Units

     The Company presently owns or manages ten assisted living units, eight of which are located within the physical structure of a long-term health care center or retirement center and two of which are freestanding and were opened in 1996. The Company plans to add at least four free standing assisted living projects each year with the first priority being to serve markets in which the Company already operates health care centers. Assisted living units provide basic room and board functions for the elderly with the on-staff availability to assist in minor medical needs on an as needed basis. Certificates of Need are not necessary to build these projects. The Company will open three and expects to start construction on four free standing projects in 1997. The projects opening will add 252 assisted living units. Additionally, the Company will start construction in 1997 on the expansion of an existing nursing home/assisted living complex in Naples, Florida.


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

     One such continuing care community, the 137 unit Richland Place Retirement Center, was opened in January, 1993 and is fully occupied. The Company is currently marketing an additional continuing care retirement community in Murfreesboro, Tennessee. The Company has land under contract for similar communities in Knoxville, Tennessee and Charleston, South Carolina.


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

     The following table sets forth sources of patient revenues from health care centers and homecare services for the periods indicated:

                                   Year Ended Dec 31
     Source                    1996     1995      1994
     ------                    ----     ----      ----
     Private                    28%      28%       28%
     Medicare                   38%      38%       35%
     Medicaid/Skilled            9%       9%       11%
     Medicaid/Intermediate      24%      24%       25%
     VA and Other                1%       1%        1%
                               ----     ----      ----
         Total                 100%     100%      100%


Government Health Care Reimbursement Programs

     The federal health insurance program for the aged is Medicare, which is administered by the Department of Health and Human Services. State programs for medical assistance to the indigent are known as Medicaid in states which the Company operates. All health care centers operated by the Company are certified to participate in Medicare and all but one participate in Medicaid. Eligibility for participation in these programs depends upon a variety of factors, including, among others, accommodations, services, equipment, patient care, safety, physical environment and the implementation and maintenance of cost controls and accounting procedures. In addition, some of the Company's centers have entered into separate contracts with the United States Veterans Administration which provides reimbursement for care to veterans transferred from Veterans Administration hospitals.

     Generally, government health care reimbursement programs make payments under a cost based reimbursement system. Although general similarities exist due to federal mandates, each state operates under its own specific system. Medicare, however, is uniform nationwide and pays, as defined by the program, the reasonable direct and indirect cost of services furnished to Medicare patients, including depreciation, interest and overhead. Medicare payments have previously been limited by ceilings which, pursuant to the 1993 Tax Reform Act, were frozen at their 1993 level for 1994, 1995 and the first nine months of 1996. During 1996 the Company had 48 owned or leased centers which operated at Medicare costs higher than the ceiling. The Company has filed "exception requests" with the fiscal intermediary for substantially all of these centers. Revenues therefrom will not be booked until paid and audited by the appropriate payors. Private paying patients, private insurance carriers and the Veterans Administration generally pay on the basis of the center's charges or specifically negotiated contracts. Average per capita daily room and board revenue from private paying patients is higher than from Medicare and Medicaid patients, while the average per capita daily revenue from Medicare patients is higher than from Medicaid patients. The Company attempts to attract an increased percentage of private and Medicare patients by providing rehabilitative services and increasing its marketing of those services through market areas and "Managed Care Offices", of which four were open by year end. These services are designed to speed the patient's recovery and allow the patient to return home as soon as is practical. In addition to educating physicians and patients to the advantages of the rehabilitative services, the Company also has implemented incentive programs which provide for the payment of bonuses to its regional and center personnel if they are able to obtain private and Medicare goals at their centers.

     Items eligible for payment under the Medicare program consist of nursing care, room and board, social services, physical and speech therapy, drugs and other supplies, and other necessary services of the type provided by skilled nursing facilities. Routine service costs for extended care facilities are subject to certain per diem costs limits. Medicare patients are entitled to have payment made on their behalf to a skilled nursing facility for up to 100 days during each calendar year and a prior 3-day hospital stay is required. A patient must be certified for entitlement under the Medicare program before the skilled nursing facility is entitled to receive Medicare payments and patients are required to pay approximately $95.00 per day after the first 20 days of the covered stay. Under the Medicare program, the federal government pays directly to the skilled nursing facility the reasonable direct and indirect costs of the services furnished. The Medicare program only reimburses for skilled nursing services, which generally afford a more intensive level of care.

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

     In October 1996, two NHC managed facilities in Florida were audited by representatives of the regional office of the Office of Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with outside suppliers of services. The OIG completed its audit of one facility, and indicated during an exit conference that it had no further questions. At the second facility, the OIG determined certain records were insufficient and NHC is in the process of supplying additional information. The OIG has agreed to review these additional documents when received. Florida is one of the states in which governmental officials are conducting Operation Restore Trust, a federal-state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid Programs. The OIG has increased its investigative actions in Florida as a part of Operation Restore Trust. NHC will continue to monitor the progress of this audit and cannot predict whether the OIG will take further action or request additional information as a result of either of these audits.


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


Health Care Reform

     Governmental Funding of Medicare and Medicaid. 1996 saw a number of legislative proposals introduced and debated but never passed in the area of governmental funding of Medicare and Medicaid. Although the proposals submitted by the majority party in Congress and the Administration were substantially different, they did contain a fundamental agreement that governmental health care funding should be restrained as a component of both political parties expressed desire to "balance the budget". Generally speaking, the Administration's proposals in 1996 involved a smaller dollar amount of cuts or curtailments to future spending than the Congressional proposed legislation.
Four key areas appear to have greater potential for implementation as follows:

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

     (4) Homecare providers may well be reimbursed on an "episodic" charge system rather than the current cost reimbursement approach. The Company believes this to be a positive change since it generates the opportunity for profit, a feature not found in the present system.

     Although it is likely that there will be a substantial reduction in the growth of governmental revenues for Medicare and Medicaid, NHC believes that loss of governmental revenues can be offset by increased private paying revenues and the continued expansion of its service component income.


Other Business and Properties

     A. Nutritional Support Services. The Company owns a medical support services business, which primarily provides nutritional enteral, parenteral feeding materials, urological and medical supplies to patients in the Company's facilities as well as in other long-term care or home settings. This company is headquartered in Knoxville, Tennessee and is known as Nutritional Support Services (NSS). Revenues from this subsidiary accounted for from 4% to 6% of the Company's net revenues in 1996, 1995 and 1994.

     B. Medical Specialty Units. The Company has required all of its centers to participate in the Medicare program since 1973, and has continually expanded its range of offerings by the creation of center-specific medical specialty units such as the Company's ten Alzheimer's disease care units and eight subacute nursing units. The services are actually provided not only at each NHC operated center, but also at existing specialized care units.

     C. Pharmacy Operations. The Company's policy has been to have an in-house pharmacy located in each health care center in those states where licensure permits the operation of an in-house pharmacy. In other states, pharmaceutical services have been provided by third party contracts. NHC is now creating wholly owned regional pharmacy operations and currently operates one in east Tennessee and two in central Florida. These pharmacy operations operate out of a central office and supply (on a separate contractual basis) pharmaceutical services and supplies which were formerly purchased by each center from local vendors. The Regional pharmacy operations had 4,946 nursing home beds under contract by December 31, 1996.

     D.   Advisory Services to National Health Investors, Inc.
          In 1991 the Company formed National Health Investors, Inc., as a wholly-owned subsidiary. It then transferred to NHI certain healthcare facilities then owned by NHC and then distributed the shares of NHI to NHC's unitholders. The distribution had the effect of separating NHC and NHI into two independent public companies. As a result of the distribution, all of the outstanding shares of NHI were distributed to the then NHC unitholders.

          NHI entered into an Advisory, Administrative Services and Facilities Agreement (the "Advisory Agreement") with NHC pursuant to which NHC provides NHI, for a fee, with investment advice, office space, personnel and other services. For its services under the Advisory Agreement, the Advisor is entitled to a base annual compensation of $1,625,000. Compensation paid to executive officers of NHI is credited against this Advisory Fee. NHC executive officers W. Andrew Adams and Richard F. LaRoche, Jr. serve as executive officers of NHI. For 1993 and later years in which per share Funds From Operations of NHI exceed per share Funds From Operations during 1992, the $1,625,000 annual compensation increased by the same percentage that per share Funds From Operations in such later year exceed those in 1992. NHC earned approximately $3,100,000 in 1996.

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

     E. Managed Care Contracts. The Company has identified a number of potential regional offices, which will be staffed by experienced case managers contracting with health maintenance organizations (HMO's) and insurance carriers for the provision of subacute and other medical specialty services within its regional cluster of centers. Seven case managers were in place by year end 1996 and several more are planned to be added in 1997.

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

     The Company experiences competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees. In order to enhance its competitive position, the Company has an educational tuition loan program, an American Dietary Association approved internship program, a specially designed nurse's aide training class, and makes financial scholarship aid available to physical therapy vocational programs and The Foundation for Geriatric Education. The Company also maintains an "Administrator in Training" course, 24 months in duration, for the professional training of administrators. Presently, the Company has 17 full-time individuals in this program. Four of its eight regional vice presidents and 47 of its 100 health care center administrators have graduated therefrom.

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


Employees

     As of December 31, 1996, the administrative general partner of the Company and the Company's managed centers had approximately 14,173 full and part time employees, who are called
"Partners" by the Company. No employees are presently represented by a bargaining unit. The Company believes its current relations with its employees are good.

                                               ITEM 2
                                             PROPERTIES

LONG-TERM HEALTH CARE CENTERS
                                                                Total   Beds under Development    Joined
State     City          Center                     Affiliation  Beds    and Special Care Units    NHC
-----     ----          ------                     -----------  -----   ----------------------    ------
Alabama
        Anniston        NHC HealthCare, Anniston       Leased    151     55 bed Alzheimer's unit   1973
        Moulton         NHC HealthCare, Moulton        Leased    136                               1973

Florida
        Brooksville     Brooksville Nursing Manor      Managed   180                               1993
        Hudson          Bear Creek Nursing Center      Managed   120                               1993
        Crystal River   Cypress Cove Care Center       Managed   120                               1993
        Daytona Beach   NHC HealthCare, Daytona Beach  Owned      60                               1996
        Trenton         Medic-Ayers Nursing Center     Managed   120                               1993
        Ft. Lauderdale  NHC of Ft. Lauderdale          Managed   253                               1984
        New Port Richey Heather Hill Nursing Home      Managed   120                               1993
        Hudson          NHC HealthCare, Hudson         Leased    180     50 bed subacute care unit 1986
        Merritt Island  NHC HealthCare, Merritt Island Leased    120     22 bed Alzheimer's unit
                                                                         60 beds under development 1990
        Panama City     NHC of Panama City             Managed   120                               1986
        Port Charlotte  NHC HealthCare, Port Charlotte Owned     180     60 bed subacute care unit
                                                                         30 bed Alzheimer's unit   1994
        Naples          NHC HealthCare, Naples         Owned      60                               1996
        Naples          NHC HealthCare, Imperial       Owned      60     30 beds under development 1994
        St. Petersburg  NHC HealthCare, St. Petersburg Managed   159                               1984
        Stuart          NHC HealthCare, Stuart         Leased    118     24 bed Alzheimer's unit   1989
                                                                         35 beds under development
        Ocoee           Ocoee Health Care Center       Managed   120                               1990
        St. Cloud       Osceola Health Care Center     Managed   120                               1991
        Palatka         Palatka Health Care Center     Managed   120     60 beds under development 1989
        Clearwater      Palm Garden of Clearwater      Managed   120                               1987
        Gainesville     Palm Garden of Gainesville     Managed   120                               1987
        Jacksonville    Palm Garden of Jacksonville    Managed   120                               1990
        Largo           Palm Garden of Largo           Managed   140                               1987
        N. Miami Beach  Palm Garden of N. Miami Beach  Managed   120                               1988
        Ocala           Palm Garden of Ocala           Managed   120     60 beds under development 1987
        Orlando         Palm Garden of Orlando         Managed   120                               1987
        Pensacola       Palm Garden of Pensacola       Managed   180                               1987
        Lake City       Palm Garden of Lake City       Managed   120     28 bed Alzheimer's unit   1992
        Largo           Palm Garden of Pinellas        Managed   120     20 bed subacute care unit 1991
        Port St. Lucie  Palm Garden of Port St. Lucie  Managed   120                               1988
        Tampa           Palm Garden of Tampa           Managed   120                               1987
        Vero Beach      Palm Garden of Vero Beach      Managed   173      7 beds under development 1987
        West Palm Beach Palm Garden of West Palm Beach Managed   162                               1988
        Winter Haven    Palm Garden of Winter Haven    Managed   120                               1987
        Plant City      NHC HealthCare, Plant City     Leased    171                               1985
        Dade City       Royal Oak Nursing Center       Managed   120                               1993
        Sarasota        Sarasota Health Care Center    Managed   120                               1990
        Sun City        Palm Garden of Sun City        Managed   120                               1991
        Niceville       The Manor at Blue Water Bay    Managed    60                               1993
        Madison         Lake Park of Madison           Managed    79     20 beds under development 1995
        Miami           The Nursing Center at Mercy    Managed   120                               1995

Georgia
        Fort Oglethorpe NHC HealthCare, Ft Oglethorpe  Owned      81     54 beds under development 1989
        Rossville       NHC HealthCare, Rossville      Leased    112                               1971

Indiana
        Brownsburg      Brownsburg Health Care Center  Managed   178     20 bed Alzheimer's unit   1990
        Castleton       Castleton Health Care Center   Managed   120     18 bed Alzheimer's unit   1990
        Ladoga          Ladoga Health Care Center      Managed    95                               1990
        Plainfield      Plainfield Health Care Center  Managed   199     22 bed Alzheimer's unit   1990

Kentucky
        Dawson Springs  NHC HealthCare, Dawson Springs Leased     80                               1973
        Glasgow         NHC HealthCare, Glasgow        Leased    206                               1971
        Madisonville    NHC HealthCare, Madisonville   Leased     94                               1973

Missouri
        Desloge         NHC HealthCare, Desloge        Leased    120                               1982
        Joplin          NHC HealthCare, Joplin         Leased    126                               1982
        Kennett         NHC HealthCare, Kennett        Leased    160                               1982
        Macon           Macon Health Care Center       Managed   120                               1982
        St. Louis       NHC HealthCare, Maryland Hghts Leased    220                               1987
        Osage Beach     Osage Beach Health Care Center Managed   120                               1982
        Springfield     Springfield Health Care Center Managed   120                               1982
        St. Charles     NHC HealthCare, St. Charles    Leased    120                               1982
        West Plains     West Plains Health Care Center Owned     120                               1982

South Carolina
        Anderson        NHC HealthCare, Anderson       Leased    290                               1973
        Greenwood       NHC HealthCare, Greenwood      Leased    152                               1973
        Sumter          NHC HealthCare, Hopewell       Managed    96                               1985
        Laurens         NHC HealthCare, Laurens        Leased    176                               1973
        Aiken           Mattie C. Hall
                            Health Care Center         Managed   176     44 bed Alzheimer's unit   1982
        Clinton         NHC HealthCare, Clinton        Owned     131                               1993
        Murrells Inlet  NHC HealthCare, Garden City    Owned      88                               1992
        Greenville      NHC HealthCare, Greenville     Owned     176                               1992
        Lexington       NHC HealthCare, Lexington      Owned      88     12 bed subacute care unit 1994
                                                                         23 beds under development
        North Augusta   NHC HealthCare, North Augusta  Owned     132                               1991
        Sumter          NHC HealthCare, Sumter         Managed   120      3 beds under development 1985

Tennessee
        Athens          NHC HealthCare, Athens         Leased     98                               1971
        Johnson City    NHC HealthCare, Johnson City   Leased    179     18 bed Alzheimer's unit   1971
        Columbia        NHC HealthCare, Columbia       Leased    120     12 bed subacute care unit 1973
        Cookeville      NHC HealthCare, Cookeville     Managed    96                               1975
        Franklin        NHC HealthCare, Franklin       Leased     84                               1979
        Dickson         NHC HealthCare, Dickson        Leased    197                               1971
        Columbia        NHC HealthCare, Hillview       Leased     98                               1971
        Knoxville       NHC HealthCare, Knoxville      Leased    152                               1971
        Knoxville       NHC HealthCare, Fort Sanders   Owned     180     12 bed subacute unit      1977
        McMinnville     NHC HealthCare, McMinnville    Leased    150                               1971
        Lewisburg       NHC HealthCare, Lewisburg      Leased     95                               1971
        Murfreesboro    NHC HealthCare, Murfreesboro   Managed   190     69 bed subacute care unit 1974
        Nashville       NHC HealthCare, Nashville      Leased    133                               1975
        Hendersonville  NHC HealthCare, Hendersonville Leased    117                               1987
        Lawrenceburg    NHC HealthCare, Lawrenceburg   Managed    97                               1985
        Oak Ridge       NHC HealthCare, Oak Ridge      Managed   130                               1977
        Lewisburg       NHC HealthCare, Oakwood        Leased     62                               1973
        Chattanooga     NHC HealthCare, Chattanooga    Leased    212     20 bed sub-acute care     1971
        Pulaski         NHC HealthCare, Pulaski        Leased     95      9 beds under development 1971
        Milan           NHC HealthCare, Milan          Leased    129                               1971
        Lawrenceburg    NHC HealthCare, Scott          Leased     62                               1971
        Dunlap          NHC HealthCare, Sequatchie     Leased     60     60 beds under development 1976
        Somerville      NHC HealthCare, Somerville     Leased     72                               1976
        Sparta          NHC HealthCare, Sparta         Leased    150                               1975
        Springfield     NHC HealthCare, Springfield    Leased    112                               1973
        Smithville      NHC HealthCare, Smithville     Leased     76     31 beds under development 1971
        Nashville       The Health Center of
                            Richland Place             Managed    98                               1992
        Nashville       West Meade Place               Managed   120                               1993

Virginia
        Bristol         NHC HealthCare, Bristol        Leased    120                               1973


ASSISTED LIVING UNITS
State          City             Center                                      Assisted Living Units
Alabama        Anniston         NHC Place/Anniston (free-standing)          68 bed assisted living unit

Florida        Naples           NHC HealthCare, Imperial                    60 bed assisted living unit
               Naples           NHC HealthCare, Naples                      36 bed assisted living unit
               Vero Beach       NHC Place/Vero Beach (free-standing)        84 bed assisted living unit
               West Palm Beach  Palm Garden of West Palm Beach              25 bed assisted living unit

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

RETIREMENT APARTMENTS
State          City             Retirement Apartments                     Affiliation       Units     Established
Missouri       St. Charles      Lake St. Charles Retirement Apartments    Leased             155      1984

Tennessee      Johnson City     Colonial Hill Retirement Apartments       Leased              63      1987
               Chattanooga      Parkwood Retirement Apartments            Leased              32      1986
               Nashville        Richland Place Retirement Apartments      Managed            137      1993

HOMECARE PROGRAMS
State          City             Homecare Programs                         Affiliation                 Established
Florida        Blountstown      NHC HomeCare of Blountstown               Owned                       1994
               Carrabelle       NHC HomeCare of Carrabelle                Owned                       1994
               Chipley          NHC HomeCare of Chipley                   Owned                       1994
               Crawfordville    NHC HomeCare of Crawfordville             Owned                       1994
               Madison          NHC HomeCare of Madison                   Owned                       1994
               Marianna         NHC HomeCare of Marianna                  Owned                       1994
               Ocala            NHC HomeCare of Ocala                     Owned                       1996
               Panama City      NHC HomeCare of Panama City               Owned                       1994
               Panama City      NHC Private Nursing                       Owned                       1994
               Perry            NHC HomeCare of Perry                     Owned                       1994
               Port St. Joe     NHC HomeCare of Port St. Joe              Owned                       1994
               Quincy           NHC HomeCare of Quincy                    Owned                       1994
               Stuart           NHC HomeCare of Stuart                    Owned                       1996
               Tallahassee      NHC HomeCare of Tallahassee               Owned                       1994

South Carolina Aiken            NHC HomeCare of Aiken                     Owned                       1996
               Greenwood        NHC HomeCare of Greenwood                 Owned                       1996
               Laurens          NHC HomeCare of Laurens                   Owned                       1996


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

          In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew one management contract. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements. FCC next sued on April 18, 1996 in the Circuit Court for Columbia County, Florida removed on May 1, 1996 to the United States District Court, Middle District, Florida, Jacksonville Division to obtain possession of the center for which it alleged the management contract had been terminated.
This suit has now been dismissed, and the issue of possession will be decided by the Sarasota County Court. This suit is still in the preliminary stages and no hearing date has been scheduled.

          In January, 1997, FCC notified NHC that it currently does not intend to renew an additional four contracts which mature in 1997, but has agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 1998-2002.


                             ITEM 4
       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                             PART II
                             -------


                             ITEM 5
              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED UNITHOLDER MATTERS

          The partnership units of National HealthCare L.P. are traded on the American Stock Exchange under the symbol NHC. The closing price for the NHC units on Friday, February 28, 1997 was $46.75.
On December 31, 1996, NHC had approximately 4,168 unitholders, comprised of 1,982 unitholders of record and an additional 2,186 unitholders indicated by security position listings. The following table sets out the quarterly high and low sales prices of NHC's units of partnership interest. The cash distributions per unit during each quarter are also shown.

                                 Unit Prices      Cash Distributions
                                High      Low     Declared Per Unit

          1995
          1st Quarter         $26.000   $22.875        $ .42
          2nd Quarter          28.500    24.375          .52
          3rd Quarter          31.500    28.000          .52
          4th Quarter          39.375    29.500          .52

          1996
          1st Quarter         $41.125   $37.125        $ .52
          2nd Quarter          41.375    34.875          .52
          3rd Quarter          39.875    37.000          .52
          4th Quarter          45.000    37.500          .60

     NHC paid cash distributions on its outstanding partnership units related to reporting years as follows: 1992, $.54 per unit; 1993, $.88 per unit; 1994, $1.35 per unit; 1995, $1.98 per unit; and 1996, $2.16 per unit. Additionally, there was a special cash distribution of $1.10 per unit paid in 1993 to help defray taxes on the sale of an investment.

     NHC is a publicly traded limited partnership and, under current law, must be taxed as a corporation for federal income tax purposes beginning in 1998. At that time, NHC will review its cash distribution/dividend paying policy. Investors should anticipate that cash dividends will be diminished when NHC begins paying federal income taxes in 1998, it being NHC's intent to retain cash for growth.

                            ITEM 6
                    SELECTED FINANCIAL DATA

  The following table represents selected financial information with respect to the Company for the five years ended December 31, 1996. This financial information has been derived from financial statements included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and accompanying footnotes.

                                Year Ended December 31,
                        1996      1995      1994      1993      1992
                    (in thousands, except unit and per unit data)
Operating Data:
Revenue               $388,660  $350,957  $298,901  $245,085  $216,378
Gain on sale of
  investments              --         --        --    24,773        --
Expenses               359,374   329,842   283,048   232,296   206,877
Net income              29,286    21,115    15,853    37,562     9,501

Earnings per unit:
  Primary             $   3.44  $   2.65  $   2.02  $   4.85  $   1.28
  Fully diluted           2.98      2.31      1.80      4.05      1.23

Balance Sheet Data:
Total assets          $404,740  $355,491  $396,133  $344,680  $304,074
Long-term debt         124,678   100,871   104,243    54,625    49,299
Debt serviced by
  other parties         32,857    40,771    89,764   112,116   115,031
Partners' capital      128,537   108,899   101,006    92,526    67,922

Cash distributions
  declared per unit:
    Quarterly and
      year end        $   2.16  $   1.98   $ 1.35   $   .88   $   .54
    Special                 --        --       --      1.10        --

                             ITEM 7
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview--

  National HealthCare L.P. (NHC) is a leading provider of long-term health care services. NHC operates or manages 100 long-term health care centers with 12,882 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for
assisted living.   NHC also operates retirement centers.

Results of Operations--

  The following table and discussion sets forth items from the consolidated statements of income as a percentage of net revenues for the audited years ended December 31, 1996, 1995 and 1994.

                   Percentage of Net Revenues

Year Ended December 31                     1996      1995      1994
                                          -----     -----     -----
Revenues:
   Net patient revenues                    87.9%     87.8%     90.2%
   Other revenues                          12.1      12.2       9.8
   Net revenues                           100.0     100.0     100.0
Costs and expenses:
   Salaries, wages and benefits            53.9      53.8      52.7
   Other operating                         32.2      31.2      33.0
   Depreciation and amortization            3.6       4.2       4.6
   Interest                                 2.8       4.8       4.4
  Total costs and expenses                 92.5      94.0      94.7
Net Income                                  7.5%      6.0%      5.3%

  The following table sets forth the increase in certain items from the consolidated statements of income as compared to the prior period.


Period to Period Increase (Decrease)

                                  1996 vs. 1995       1995 vs. 1994
(dollars in thousands)          Amount    Percent   Amount    Percent

Revenues:
   Net patient revenues         $33,849      11.0%  $38,247    14.2%
   Other revenues                 3,854       9.0    13,809    47.3
   Net revenues                  37,703      10.7    52,056    17.4
Costs and expenses:
   Salaries, wages & benefits    20,660      10.9    31,322    19.9
   Other operating               15,925      14.6    10,664    10.8
   Depreciation & amortization     (915)     (6.3)      967     7.1
   Interest                      (6,138)    (36.3)    3,841    29.4
  Total costs and expenses       29,532       9.0    46,794    16.5
Net income                      $ 8,171      38.7%  $ 5,262    33.2%

  NHC's owned or leased long-term health care centers and contract therapy services provided 78% of net revenues in 1996, 76% in 1995, and 76% in 1994. Homecare programs provided 13% of net revenues in 1996, 15% in 1995 and 16% in 1994.

  The overall census in owned or leased centers for 1996 was 93.6% compared to 93.0% in 1995 and 92.8% in 1994. The census excluding acquisitions and new openings was 93.8%, 93.0% and
94.5%, respectively,  for the same periods.   NHC opened a net of
190 new owned, leased or managed beds in 1996.

  Approximately 60% of NHC's net revenues are derived from Medicare, Medicaid, and other government programs. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests and others are pending approval.
NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

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


1996 Compared to 1995--

  In 1996, NHC achieved record earnings while growing in the variety and quality of services offered. Results for 1996 included a 39% increase in net income, a 29% increase in primary earnings per unit, and a 11% increase in net revenues.

  The growth in revenues in 1996 occurred in long-term care, in rehabilitative and managed care and in management services.

  Improved revenues in long-term care were due in part to increased numbers of owned beds having been placed in service. In 1996, 130 beds were opened or acquired in owned and leased centers. Furthermore, 111 long-term care beds which had been added in 1995 had improved occupancy rates in 1996. Also contributing to improved revenues in long-term care were increases in types and levels of services being offered and in private pay and third party payor rates. Increases in third party payor rates were held down in part by the negative impact of routine cost limits for Medicare certified nursing homes. During 1996 and 1995, NHC had 48 and 44, respectively, owned or leased centers which operated at Medicare costs higher than the ceiling.

  Homecare revenues improved due to increased payor rates and number of visits at NHC's 16 additional Tennessee locations. At all locations, there were 754,000 visits in 1996 compared to 717,000 visits in 1995.

  Revenues also improved during 1996 as a result of NHC's increased emphasis on rehabilitative and managed care services. To boost the ability to offer physical, speech and occupational therapy to greater numbers of patients, NHC increased its staff of professionally licensed therapists from nearly 800 last year to over 1,000 in 1996. Over 585 companies, including school systems, hospitals, home care companies and outpatient clinics contracted for NHC's rehabilitative services in 1996, which number is up from 420 companies in 1995.

  Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 13% in 1996 from $28,719,000 to $32,363,000 due to increased management fees and increased interest income from higher principal amounts on loans to managed centers. In 1996, 60 additional long-term care beds came under management contract. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

  Increases in salaries, wages and benefits in 1996 were attributable to the increase in staffing levels due to long-term care bed additions and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor were inflationary increases for salaries and the associated benefits.

  Operating costs increased due to the increased numbers of beds in operation, the expansion of rehabilitative and managed care services, the growth in management services provided to others, and due to the increase in rent expense as explained below.

  Depreciation expense and interest expense both decreased compared to last year due primarily to capital transactions which occurred in 1995. During December 1995, National Health Investors, Inc. (NHI) prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties was reduced by $45,868,000.

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

1995 Compared to 1994--

  In 1995, NHC achieved rapid annual growth in earnings, earnings per unit, and revenues. Net income totaled $21,115,000, a 33% increase over the comparable prior year amount. Fully diluted earnings per unit totaled $2.31, a 28% increase. Net revenues totaled $350,957,000, a 17% increase. NHC's net margin ratio, which is defined as net income divided by net revenues, increased to 6.0% from 5.3% in 1994 illustrating that in 1995 NHC grew its revenues at a faster rate than its expenses.

  The growth in net patient revenues in 1995 occurred in long-term care, homecare, and rehabilitative and managed care.

  Improved revenues in long-term care were due primarily to increased types and levels of services being offered and to increases in private pay and third party billing rates. Also, the total number of owned or leased beds increased from 6,295 beds at the end of 1994 to 6,406 beds at the end of 1995. During 1995 and 1994, NHC had 44 and 41, respectively, owned or leased centers which operated at Medicare costs higher than the routine cost limits, which were frozen at 1993 levels by the 1993 Tax Reform Act.

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

  The growth in other revenues in 1995 occurred primarily in the areas of revenues from management services, advisory fees from NHI, and interest income. Other revenues are more fully detailed in Note 5 to the financial statements.

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

  Revenues from interest income totaled $6,462,000 and represent a 33% increase over 1994 and are in part from NHC's investment in loan participation agreements. Loan participation agreements may generally be sold in the market should NHC require additional capital.

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

  Interest expense increased due to additional borrowing for newly constructed long-term care beds and due to increased interest rates on floating rate debt. Approximately 35% of NHC's long-term debt was at floating rates at the end of 1995.


Growth and Development--

  NHC plans to continue to expand its continuum of care to the elderly by offering a comprehensive range of services through related or separately structured health care centers, homecare programs, specialized care units, pharmacy operations, rehabilitative services, assisted living centers and retirement centers.

  During 1996, NHC grew its long-term health care business by acquiring or constructing additions totaling 130 licensed beds at owned or leased health care centers and totaling 60 licensed beds at managed health care centers, all located in Florida. All in all, 190 owned, leased or managed beds were added in 1996. These additions increased the total number of owned, leased or managed centers to 100 and the total number of licensed beds to 12,882.

  At December 31, 1996, NHC had under construction 674 long-term care beds at nine new or existing owned or leased centers and 120 long-term care beds at two managed centers. All of these 794 beds are expected to open during 1997. NHC also has been granted governmental certificates of need to permit construction of 151 beds at four owned or leased locations and 181 beds at five managed locations which are expected to start construction during 1997.

  NHC has identified the assisted living market as an expanding area for the delivery of health care and hospitality services. Assisted living centers provide basic room and board functions for the elderly with on-staff availability to assist in minor medical and living needs on an as needed basis. NHC currently operates ten assisted living projects, eight of which are located within the physical structure of a long-term care center or retirement center and two of which are freestanding. The two freestanding projects opened in 1996. It is expected that NHC will start construction of four additional assisted living projects in 1997. Certificates of need are not required to build assisted living projects.

Liquidity, Capital Resources and Financial Condition--

  During 1996 NHC spent approximately $69,970,000 on construction, acquisitions and routine capital expenditures, $17,466,000 on cash distributions to partners, $8,161,000 as principal payments and financing costs on debt, and $34,798,000 to invest in notes receivable and marketable securities. These and other cash needs were financed through cash on hand; cash flow from operations of $51,961,000; the collection of long-term notes receivable, loan participation agreements, investments and receivables related to stock options of $44,284,000; the issuance of $29,183,000 of debt and the issuance of partnership units for $1,378,000.

  NHC is committed to spend approximately $25,217,000 for ongoing construction contracts and to provide financing to managed facilities in the amount of $3,423,000 in 1996. NHC has also guaranteed approximately $72,919,000 of debt of certain health care centers which NHC manages for others. At December 31, 1996, NHC expects to have no additional liability as a result of its debt guarantees.

  In December, 1996 NHC completed arrangements for a new
$35,000,000 credit revolver. Approximately $7,000,000 was available for borrowing under the credit revolver at December 31, 1996.

  NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's operating requirements and growth and development plans for 1997 and into 1998. If additional capital is necessary, NHC's balance sheet ratios are at commercially reasonable levels to obtain additional capital. The current ratio is 1.1:1 at December 31, 1996 and working capital is $7,291,000. The ratio of long-term debt to equity, as defined in our banking relationships to include both deferred income and subordinated convertible notes as equity, is 0.9:1 at the end of 1996.

  For all financial instruments except the subordinated convertible notes, NHC believes that the financial statement carrying amounts approximate fair value at December 31, 1996. The fair value of the subordinated convertible notes were estimated based on quoted market prices.

New Accounting Pronouncements--

  In 1996, NHC adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". The adoption of the provisions of these accounting pronouncements did not have a material impact on NHC's financial condition or results of operations.

Cash Distributions--

  NHC management intends to distribute approximately 60% of ordinary taxable income to unitholders during 1997. Management expects that NHC's cash distribution will never be lower than the maximum federal tax rate to individuals unless there is a material change in our present tax rate system.

Impact of Inflation--

  Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.

Partnership Legislation--

  On December 22, 1987, legislation passed which requires that most publicly traded limited partnerships, including NHC, be taxed as corporations for federal income tax purposes. A "grandfather" clause in that legislation allows NHC to avoid
corporate taxation through 1997.   It does not appear probable
that Congress will extend this clause, thus resulting in the Company paying corporate taxes and its investors paying ordinary income tax on cash dividends received by them, all commencing on January 1, 1998. Investors can anticipate their after tax cash return to be diminished, it being NHC's intent to retain substantially similar cash to that which it presently retains as a partnership. Management is currently reviewing its options under current tax and regulatory laws to determine what avenues are available that will be most beneficial to unitholders.

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



                             ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following table sets forth selected quarterly financial data for the two most recent fiscal years.

Selected Quarterly Financial Data

(unaudited, in thousands, except per unit amounts)

                             1st       2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter(A)
1996

Net Revenues               $92,632   $91,999   $96,920   $107,109
Net Income                   5,465     6,007     8,070      9,744
Fully Diluted
   Earnings Per Share         .560      .620      .810       .990

1995

Net Revenues               $83,756   $85,283   $90,542   $ 91,376
Net Income                   4,172     4,586     5,604      6,753
Fully Diluted
   Earnings Per Share         .470      .510      .620       .710


  Note A: In the fourth quarters of 1995, and 1996 net revenues and income were increased by approximately $1,500,000
($.18 per unit, primary) and $2,400,000 ($.28 per unit, primary), respectively, due to enhanced retroactive Medicare and Medicaid reimbursement which, if known, would have been reported periodically throughout the year.

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

  3.   Individual General Partner:  W. Andrew Adams.  Mr.
       Adams is the Chairman of the Board and President of the Company.

  Pursuant to the Amended and Restated Agreement of Limited
Partnership, the three general partners are collectively referred to as "General Partners". The General Partners own, in aggregate, a general partnership interest in the Company representing a 1% interest in the profits, losses and distributions of NHC.

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

                                          Director of
                             Position     Managing              Officer of
                             with the     General               Managing
                             Company      Partner or  Current   General
                             or Managing  Company's   Term as   Partner or
                             General      Predecessor Director  Predecessor
Name                    Age  Partner      Since       Expires   Since
----                    ---  -----------  ----------  --------  -----------
W. Andrew Adams         51   Chairman of    Since
                             the Board/     1994(CEO)   1999      1973
                             President      1974(Pres.)
J.K. Twilla             70   Director       1972        1998       ---
Olin O. Williams        67   Director       1971        1997       ---
Ernest G. Burgess, III  57   Director       1992        1999      1975
Robert G. Adams         50   S. Vice
                             President/
                             Director       1993        1997      1985
Richard F. LaRoche, Jr. 51   Sr. Vice President/
                             Secretary and
                             General Counsel  --         --       1974
Steven A. Strawn        39   Vice President/
                             Operations       --         --       1995
Donald K. Daniel        50   Vice President/
                             Controller       --         --       1977
David L. Lassiter       42   Vice President/
                             Corporate
                             Affairs          --         --       1995
Charlotte Swafford      48   Treasurer        --         --       1985
Julia W. Powell         47   Vice President/
                             Patient Svcs.    --         --       1985
Joanne G. Batey         52   Vice President/
                             HomeCare         --         --       1989
D. Gerald Coggin        45   Vice President/
                             Government and
                             Rehabilitative   --         --       1994
Kenneth D. DenBesten    44   Vice President/
                             Finance          --         --       1992

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

     Mr. Strawn (Vice President/Operations) has been with the Company since 1979. He trained in NHC's A.I.T. program and then served both as administrator and Regional Vice President before being appointed to the present position in 1995. He has a B.S. degree from Middle Tennessee State University.

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


                            ITEM 11
                    EXECUTIVE COMPENSATION

Introduction:

     Pursuant to Article V of the Amended and Restated Agreement of Limited Partnership of National HealthCare L.P., the General Partners are given the full, exclusive and complete discretion in the management and control of the business of the Company. Pursuant to Article 5.7 the General Partners do not receive compensation for serving as general partners. In compliance with the Partnership Agreement the General Partners hire and compensate all of the officers of the Partnership and of the corporate general partners. The General Partners' goals in executive compensation and compensation at all levels within the Company are derived from the following priorities: First, to encourage the achievement of the highest levels of quality in its fields of endeavor; and second, to provide the strongest incentive possible in order to average, over a five year period, a 20% return on partners equity. With these goals in mind, the General Partners' executive compensation program is based on employee performance rewarded as follows: (1) the achievement of a return on investment for limited partners; (2) returns generated from unit performance based incentive plans; and (3) from base salary. The following text and tables describe the various components of this plan as were attained and applied during 1996.


Total Compensation:

     Table I sets forth certain information concerning the total compensation paid by the administrative general partner and reimbursed to it by the Company for the year ended December 31, 1996 to the three executive officers of the Company.

     The non-employee Directors of NHC, Inc. (the Managing
General Partner of the Company) are paid $2,500 per meeting attended. There were five Board meetings during 1996 and no Board member missed a meeting.


Option Plans:

     At the 1994 Annual Meeting of the Partners, the 1994 Unit Option Plan was adopted and approved by the unitholders. A total of 1,200,000 units were reserved for issuance upon exercise of options to be granted by the Board of Directors of the Managing General Partner.

     No options were granted to key employees during 1996, however, pursuant to the Plan, non employee directors each receive an option to purchase 5,000 units on the date of the annual partnership meeting and for the closing unit price that day. 15,000 units were granted to the three non-employee Directors at $38.625 per unit on March 21, 1996.

     At December 31, 1996, options to purchase 2,500 units at $11.25 per unit are outstanding, an option to purchase 5,000 units at $24.88 per unit is outstanding to one director, options to purchase 6,500 units at $25.12 per unit are outstanding to six employees, options to purchase 15,000 units are outstanding at $38.625 per unit to three directors and options to purchase 361,000 units at $31.00 per unit are outstanding to 31 key employees.

     Table II shows as to the three executive officers: (i) the number of units as to which options have been granted from January 1, 1996 through December 31, 1996 under the Unit Option Plans; (ii) the percentage of all units granted represented by these individuals (iii) the option exercise price per unit and the expiration date; and (iv) the potential realizable value of these options assuming both a five percent and ten percent unit price appreciation over the next four years.

     Table III identifies for the same three person group all options exercised during 1996, the value realized upon exercise, and the unrealized value of the balance of options outstanding.

     The Company maintains several non-qualified deferred compensation plans for its key employees, one of which provides a matching contribution (15%) for all deferred compensation used to purchase units of limited partnership interest held by an independent trustee. The matching contribution is forfeited to the company unless the employee achieves eight years of vesting service before withdrawing funds from the Trustee account. Mr. LaRoche participated in this plan during 1996. Other than as described herein or as identified in Tables I, II and III, the Company has no other long-term incentive plans for its executive officers.


                                         TABLE I
                                 NATIONAL HEALTHCARE L.P.
                                SUMMARY COMPENSATION TABLE
                                        1996-1994
                                                                 Long Term Compensation
                                                             ------------------------------
                   Annual Compensation<F1>                            Awards        Payouts
-----------------------------------------------------------  ---------------------- -------
       (a)          (b)      (c)       (d)        (e)           (f)           (g)    (h)      (i)
                                               Other Annual  Restricted    Options/ LTIP     All Other
Name and Principal                    Bonus($) Compensation  Stock Awards  SARs     Payouts  Compensation
Position            Year   Salary($)  <F2>     ($)<F3>       ($)           (#)<F4>  ($)           ($)
------------------  ----   ---------  -------  --------       ------------  -------  ------  ------------
W. Andrew Adams     1996    129,757   451,693     8,147          -0-           -0-   -0-         -0-
President & CEO     1995    129,964   579,200   121,350          -0-        40,000   -0-         -0-
                    1994    132,349   359,920    78,789          -0-        40,000   -0-         -0-

Robert G. Adams     1996    140,279   225,846     8,269          -0-           -0-   -0-         -0-
Senior Vice         1995    145,647   646,227     6,452          -0-        30,000   -0-         -0-
President & COO     1994    216,384   383,430    26,828          -0-        25,000   -0-         -0-

Richard F. LaRoche, 1996    135,784   225,846    18,823          -0-           -0-   -0-         -0-
Jr., Sr. VP &       1995    142,639   380,365     8,453          -0-        30,000   -0-         -0-
Secretary           1994    134,150   190,467    15,637          -0-        25,000   -0-         -0-


<F1>Compensation deferred at the election of an executive has been included in salary column (d).
<F2>1996 Performance Bonus has not yet been determined and is not included in this table.
<F3>Includes (a) life insurance benefit, (b) 401-K matching contribution,
(c) nonqualified deferred compensation matching contribution, (d) ESOP contribution.
<F4>The 1995 awards are NHC Unit Options issued at $31.00 per unit.  These officers also received stock options from National Health Investors, Inc.
in 1993 and 1995, which are disclosed in that Company's Form 10-K.

                                         TABLE II
                                 NATIONAL HEALTHCARE L.P.
                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                    December 31, 1996

                                                                              Potential Realizable Value at
                                                                              Assumed Annual Rates of Unit
                                                                              Price Appreciation for Option
                                        Individual Grants                     Term <F2>
---------------------------------------------------------------------------
             (a)           (b)             (c)           (d)        (e)         (f)          (g)
                                      % of Total
                                      Options/SARs
                                      Granted to     Exercise or  Expiration
                       Options/SARs   Employees in   Base Price   Date
Executive Officers     Granted(#)<F1> Fiscal Year    ($/Sh)                     5%($)        10%($)
------------------     -------------- ------------   -----------  ----------    -----        ------
W. Andrew Adams,
President & CEO        -0-             -0-           -0-            -0-         -0-          -0-

Robert G. Adams,
Sr. VP                 -0-             -0-           -0-            -0-         -0-          -0-

Richard F. LaRoche, Jr.
Sr. VP                 -0-             -0-           -0-            -0-         -0-          -0-

<F1> No options were awarded during 1996 to Executive Officers
<F2> Based on remaining option term (if any) and annual compounding.





                                        TABLE III
                                 NATIONAL HEALTHCARE L.P.
                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                    December 31, 1996

                                                     Number of Unexercised   Value of Unexercised
                                                     Options/SARs at FY-End  In-the-Money Options/
                                                     (#)                     SARs at FY-End ($)

                   Shares acquired  Value            Exercisable/            Exercisable/
Executive Offiers  on Exercise (#)  Realized($)<F1>  Unexercisable           Unexercisable
-----------------  ---------------  ---------------   -------------          ------------
W. Andrew Adams,
President & CEO        -0-              -0-           40,000/0               $500,000/0

Robert G. Adams,
Sr. VP                 -0-              -0-           30,000/0                375,000/0

Richard F. LaRoche,
Jr., Sr.VP             -0-              -0-           30,000/0                375,000/0

<F1> Market value of underlying securities at exercise date, minus the exercise or base price.

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

     On January 20, 1988, the Administrative General Partner of the Company formed a Leveraged Employee Stock Purchase Plan (Leveraged ESOP). During 1988, the Leveraged ESOP borrowed, in two separate transactions, $88.5 million from four commercial banks, the proceeds of which were used to purchase additional stock in the Administrative General Partner. The Administrative General Partner, in turn, purchased eight (8) health care centers from the Company and contracted with the Company to manage these centers for a 20-year period. The Administrative General Partner also loaned $8.5 million to City Center, Ltd. to construct a 15-story office building in Murfreesboro, Tennessee, approximately 60% of which is occupied by the Company. In late 1988, the Administrative General Partner entered into a Loan Agreement with the Company and advanced $50,000,000 to the Company to be used by the Company to pay off its existing $30,000,000 revolving line of credit, with the balance to be used for acquisition, development and general working capital needs. In September of 1988, the original ESOP was merged into the Leveraged ESOP so that as of December 31, 1995, the employees still participated in only one qualified plan. On December 28, 1990, the Leveraged ESOP borrowed $50,000,000 from three commercial lenders, the proceeds of which were used as an equity contribution to the Administrative General Partner, which in turn loaned said proceeds to the Company at 8.48% fixed rate of interest. The proceeds were used for acquisition and new construction.

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

     The amounts contributed to the ESOP in 1996 and allocated to the Company's executive officers are included in Table I, and total $19,458.


Employee Unit Purchase Plan:

     The Company has established its Employee Unit Purchase Plan for employees. Pursuant to the Plan, eligible employees may purchase units through payroll deductions at the lesser of the closing asked price of the units as reported on the American Stock Exchange on the first trading or the last trading day of each year. At the end of each year, funds accumulated in the employee's account will be used to purchase the maximum number of units at the above price. The Company makes no contribution to the purchase price. 21,665 units were issued pursuant to the Plan in January, 1997, with all payroll deductions being made in 1996.

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

     Only Mr. LaRoche and Mr. Robert Adams of the Company's executive officers participated in this Plan during 1996 and the positive spread between the purchase price and the then fair market price for these individuals is included in Table I.


1975 Performance Bonus Plan:

     In 1975 the Company implemented a Performance Bonus Plan which was reaffirmed and readopted by the unitholders in 1994. This plan provides for the Chairman of the Board to allocate, with the approval of the non-employee directors, the bonus at the end of each fiscal year. The total amount available for bonuses under the plan is 20% of the Company's net income (without regard to NHI lease payments or Advisory fee income) after a 20% return on partners' equity as determined at the beginning of that fiscal year. Bonuses of $3,093,901 were paid under this plan to a total of 125 employees for fiscal year 1995.


401(K) Plan:

     The Company and its affiliates offer a 401(K) Plan for all employees who are over 18 years of age. The Board of Directors has authorized a matching contribution to be made for 50% of contributions with contributions being matched up to 2.5% of quarterly gross wages. No employee may contribute more than 15% of wages to the Plan, and employees who earn more than $66,000 were limited to a contribution of no more than $3,500. These matching funds will be used to purchase Units on the open market, which Units will vest in the employees account only after the employee has achieved five years of vesting service. Forfeited units are allocated among remaining participants. A total of $1,170,000 was contributed to the Plan as matching contributions for 1996.

Employee Loan and Bonus Programs:

     On December 31, 1986, the Company's unitholders adopted an Employee Stock Financing Plan (the "Financing Plan"). The Plan was designed to enable key employees of the Corporation to finance the exercise of unit options granted to them by the Board of Directors and only if authorized by the Board. Under the Plan, the Company may finance the exercise of any unit options by the acceptance of the employees' full recourse promissory note bearing interest at a fixed rate equal to 2.5% below New York prime on the date of the note, with interest payable quarterly and principal due and payable on ninety days notice, but no longer than 60 months. The notes are secured by Units having a fair market value equal to twice the note amount.

     The following tables shows, as to each executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness since December 31, 1994 and the present outstanding balance.

                                                          Financing Plan
                                                   Largest            Balance out-
                                                  Aggregate          standing as of
                                                 Indebtedness           12/31/96
                                                 ------------        --------------
W. Andrew Adams               Pres. & CEO         $3,312,824            $2,861,131
Robert G. Adams               Sr. VP & Dir.        1,722,155             1,496,309
Richard F. LaRoche, Jr.       Sr. VP & Sec.        1,713,922             1,488,076
Ernest G. Burgess             Director             1,477,935             1,116,243
J. K. Twilla                  Director               134,375               134,375
Olin O. Williams              Director               486,378               486,378
All Executive Officers
& Directors as a Group (6)                        $8,847,589            $7,582,512

Obligations to repay the Financing Plan loans are an asset of the Company, but are not reflected as increasing Partnership Equity until paid. From time to time the Board has declared a special key employee bonus, directing that the proceeds of same be used to retire some or all of these financing plan notes. These bonuses are included in Table I.


Unitholder Return:

     Table IV is a line graph comparing the yearly percentage change in the cumulative unitholder return on the Company's units against the cumulative total return of the S & P composite S & P 500 and the Health Care-Miscellaneous Index for the five-year period ended on December 31, 1996.

                            TABLE IV
                    NATIONAL HEALTHCARE L.P.
              Comparison of Cumulative Total Return


                             [GRAPH]

                         1992      1993      1994      1995      1996

National HealthCare LP   145.0     247.7     264.8     423.0     500.4
S & P 500                107.7     118.5     120.1     164.9     202.7
S & P Health Care Divers  98.9      72.2      61.9      97.8      94.6

Assumes $100 Invested January 1, 1992 in NHC, S&P 500 and S&P Health Care Diversified

                             ITEM 12
                  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as to the number of limited partnership units of the Company beneficially owned as of December 31, 1996 (a) by each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange
Act) who is known to the Company to own beneficially 5% or more of the outstanding units (8,467,959 as of December 31, 1996), (b) by each director of the managing or administrative general partner, and (c) by all executive officers and directors of the Company, managing general partner and the administrative general partner as a group. Members of management of the Company listed below are all members of management and/or the Board of Directors of the Managing and Administrative General Partners, but they disclaim that they are acting as a "group" and the table below is not reflective of them acting as a group:


     Names and Addresses           Number of Units(1)  Percentage of
     of Beneficial Owner           Beneficially Owned  Total Units

W. Andrew Adams, President and
Individual General Partner              1,062,173          12.50%
1927 Memorial Blvd.
Murfreesboro, TN   37129

Dr. J.K. Twilla, Director                  73,155            .90%
525 Golf Club Lane
Smithville, TN   37166

Dr. Olin O. Williams, Director             99,340           1.20%
2007 Riverview Drive
Murfreesboro, TN   37129

Robert G. Adams, Director & Sr. V.P.      438,073           5.20%
2217 Tomahawk Trace
Murfreesboro, TN  37129

Ernest G. Burgess, Director               178,592           2.10%
2239 Shannon Drive
Murfreesboro, TN  37129

Richard F. LaRoche, Jr., Sr. V.P.         374,685           4.40%
2103 Shannon Drive
Murfreesboro, TN  37130

National Health Corporation,
 Admin. General Partner                 1,271,058          15.00%
P.O. Box 1398
Murfreesboro, TN   37133

NHC, Inc., Managing General Partner        82,912            .99%
P. O. Box 1398
Murfreesboro, TN  37133

Albert O. Nicholas                        439,000           5.20%
6002 North Highway 83
Hartland, WI  53029

All Executive Officers,
  Directors of the                      3,579,988          42.30%
  Corporate General
  Partners  and the
  Corporate General Partners
  as a Group

(1) Assumes exercise of unit options and convertible subordinated debentures outstanding. See "Option Plans".


                             ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     NHC has successfully developed a continuing care retirement community in Nashville, Tennessee (Richland Place) and is pursuing similar projects in Tennessee and Florida. Having identified Murfreesboro, Rutherford County, Tennessee as a viable market, the Company invited a number of potential residents to serve as a focus group to assist in the location and design of the project. After reviewing a number of potential locations, management and the focus group chose a twenty-two acre tract with extensive frontage on US Highway 231 as the optimum location. This site was owned and occupied by Mr. and Mrs. W. Andrew Adams, NHC's chief executive officer. After negotiations and appraisal, the Company acquired in 1993 and 1994 (by exchange of like kind property and cash) the site from Mr. and Mrs. Adams for a total valuation of $1,500,000, which the Company believes to be equal to or even less than comparable property in the market. Mr. and Mrs. Adams are currently renting the residence on the site on a month to month basis and for a fair market value.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE





To:  National HealthCare L.P.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in this Form 10-K of National HealthCare L.P., and have issued our report thereon dated February 3, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Nashville, Tennessee
February 3, 1997

                            NATIONAL HEALTHCARE L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (in thousands)


Column A             Column B       Column C           Column D        Column E
--------             --------       --------           --------        --------
                                    Additions
                              --------------------
                    Balance-  Charged to   Charged                     Balance
                    Beginning Costs and    to other                    -End of
Description         of Period  Expenses    Accounts   Deductions<F1>   Period
-----------         ---------  --------    --------   -------------    -------
For the year ended
     December 31,
     1994 - Allowance
     for doubtful
     accounts        $2,612     $2,118     $   ---        $1,363       $3,367

For the year ended
     December 31,
     1995 - Allowance
     for doubtful
     accounts        $3,367     $2,182     $   ---        $1,108       $4,441

For the year ended
     December 31,
     1996 - Allowance
     for doubtful
     accounts        $4,441     $1,654     $   ---        $1,356       $4,739

__________
<F1> (1)  Amounts written off, net of recoveries.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL HEALTHCARE L.P.


                                   BY:/s/ Richard F. LaRoche, Jr.
                                      Richard F. LaRoche, Jr.
                                      Secretary

Date:  March 17, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1997, by the following persons on behalf of the registrant in the capacities indicated. Each director of the registrant whose signature appears below hereby appoints W. Andrew Adams and Richard F. LaRoche, Jr., and each of them severally, as his Attorney in Fact to sign in his name on his behalf as a director of the registrant and to file with the Commission any and all amendments of this report on Form 10-K.



/s/ W. Andrew Adams                /s/ Olin O. Williams
W. Andrew Adams, President         Olin O. Williams, M.D., Director
Executive and Financial            NHC, Inc., and National Health
Officer, and Individual            Corporation, Corporate General
General Partner                    Partners


/s/ Robert G. Adams                /s/ J. K. Twilla
Robert G. Adams, Senior Vice       J.K. Twilla, M.D., Director
President, Director NHC, Inc. and  NHC, Inc. and National Health
National Health Corporation        Corporation, Corporate General
                                   Partners



/s/ Ernest G. Burgess              /s/ Donald K. Daniel
Ernest G. Burgess, Director NHC,   Donald K. Daniel, Vice President
Inc. & National Health Corporation and Principal Accounting Officer
Corporate General Partners         NHC, Inc. and National Health
                                   Corporation, Corporate General
                                   Partners

                   NATIONAL HEALTHCARE L.P. AND SUBSIDIARIES
             FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1996
                                 EXHIBIT INDEX

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

   23     Consent of Independent                  Page 70
          Public Accountants

   27     Financial Data Schedule (for SEC purposes only)

                             EXHIBIT 12
                   STATEMENT RE:  COMPUTATION OF RATIOS
             AS REQUIRED BY ITEM 601(b)(12) OF REGULATION S-K
                         NATIONAL HEALTHCARE L.P.

                                            December 31
                            1996      1995      1994     1993      1992
                            ----      ----      ----     ----      ----
Current Assets           $ 80,094  $ 89,440  $ 97,506  $109,291  $ 64,115
Current Liabilities      $ 72,803  $ 59,047  $ 55,038  $ 39,798  $ 26,132
Current Ratio                1.10      1.51      1.78      2.75      2.45

Long-Term Debt and Debt
  Serviced by Other
  Parties                $157,535  $141,642  $194,007  $166,741  $164,330
Equity                   $128,537  $108,899  $101,006  $ 92,526  $ 67,922

Long-Term Debt and Debt
  Serviced by Other
  Parties to Equity          1.23      1.30      1.92      1.80      2.42

Net Income               $ 29,286  $ 21,115  $ 15,853  $ 37,562  $  9,501
Average Equity           $118,718  $104,953  $ 96,766  $ 80,224  $ 64,873

Return on Average Equity    24.7%     20.1%     16.4%     46.8%     14.6%

Total Liabilities        $260,037  $231,501  $279,847  $237,306  $221,166
Partners' Capital and
  Deferred Income        $144,703  $123,990  $116,286  $107,374  $ 82,908

Total Liabilities to
  Partners' Capital
  and Deferred Income         1.8      1.9        2.4       2.2       2.7

                           EXHIBIT 13

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Report of Independent Public Accountants                     49

Consolidated Statements of Income                            50

Consolidated Balance Sheets                                  51

Consolidated Statements of Cash Flows                       52-53

Consolidated Statements of Partners' Capital                 54

Notes to Consolidated Financial Statements                  55-69

To the Partners of National HealthCare L.P.:

     We have audited the accompanying consolidated balance sheets of National HealthCare L.P. (a Delaware partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of National HealthCare L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National HealthCare L.P. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 3, 1997


NATIONAL HEALTHCARE L.P.

Consolidated Statements of Income

(in thousands, except unit amounts)
Year Ended December 31                     1996        1995        1994
Revenues:
     Net patient revenues               $  341,818  $  307,969  $  269,722
     Other revenues                         46,842      42,988      29,179
            Net revenues                   388,660     350,957     298,901

Costs and Expenses:
     Salaries, wages and benefits          209,645     188,985     157,663
     Other operating                       125,342     109,417      98,753
     Depreciation and amortization          13,634      14,549      13,582
     Interest                               10,753      16,891      13,050
            Total costs and expenses       359,374     329,842     283,048

Net Income                              $   29,286  $   21,115  $   15,853

Earnings Per Unit:
     Primary                            $     3.44  $     2.65  $     2.02
     Fully diluted                            2.98        2.31        1.80

Weighted Average Units Outstanding:
     Primary                             8,496,299   7,953,651   7,834,375
     Fully diluted                      10,455,706   9,971,867   9,807,241

Net Income Allocable to Partners:
     General Partners                   $      293  $      211  $      159
     Limited Partners                       28,993      20,904      15,694
                                        $   29,286  $   21,115  $   15,853

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.

Consolidated Balance Sheets
(in thousands)
December 31                                                   1996      1995
Assets
  Current Assets:
  Cash and cash equivalents                                 $  1,881  $  4,835
  Cash held by trustees                                        2,274     1,721
  Marketable securities                                       17,968     1,514
  Accounts receivable, less allowance for
           doubtful accounts of $4,739 and
           $4,441, respectively                               50,902    47,285
  Notes receivable                                             2,515     2,538
  Loan participation agreements                                  ---     27,579
  Inventory, at lower of cost (first-in,
           first-out method) or market                         3,572     3,075
  Prepaid expenses and other assets                              982       893
           Total current assets                               80,094    89,440

  Property, Equipment and Assets Under Arrangement
    With Other Parties:
  Property and equipment, at cost                            234,934   165,265
  Accumulated depreciation and amortization                  (48,171)  (38,265)
  Assets under arrangement with other parties, net            22,538    29,921
           Net property, equipment and assets
             under arrangement with other parties            209,301   156,921

  Other Assets:
  Bond reserve funds, mortgage replacement
           reserves and other deposits                           141     1,789
  Unamortized financing costs                                  1,601     1,937
  Notes receivable                                            95,206    86,178
  Notes receivable from National                              12,153    12,271
  Minority equity investments and other                        6,244     6,955
           Total other assets                                115,345   109,130
                                                            $404,740  $355,491
Liabilities and Partners' Capital
  Current Liabilities:
  Current portion of long-term debt                         $  8,574  $  8,558
  Trade accounts payable                                      11,835     6,142
  Accrued payroll                                             28,963    23,876
  Amount due to third party payors                            13,135     9,800
  Accrued interest                                               501     1,822
  Other current liabilities                                    9,795     8,849
           Total current liabilities                          72,803    59,047

  Long-term Debt, Less Current Portion                       124,678   100,871
  Debt Serviced by Other Parties, Less Current Portion        32,857    40,771
  Minority Interests in Consolidated Subsidiaries                791       812
  Commitments, Contingencies and Guarantees
  Subordinated Convertible Notes                              28,908    30,000
  Deferred Income                                             16,166    15,091
  Partners' Capital:
  General partners                                             1,408     1,290
  Limited partners, less notes receivable
           and cumulative unrealized gains and
           losses on securities                              127,129   107,609
           Total partners' capital                           128,537   108,899
                                                             -------   -------
                                                            $404,740  $355,491

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.
Consolidated Statements of Cash Flows
(in thousands)
Year Ended December 31                                 1996      1995     1994
Cash Flows From Operating Activities:
      Net income                                     $ 29,286  $ 21,115 $ 15,853
      Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation                                   12,453    14,081   13,147
        Provision for doubtful accounts receivable      1,654     2,182    2,118
        Amortization of intangibles & deferred charges  1,083     1,845      848
        Amortization of deferred income                  (295)     (497)    (403)
        Equity in earnings of unconsolidated investments (313)     (347)    (450)
        Distributions from unconsolidated investments
           and other                                      210       236      333
      Changes in assets and liabilities:
        Increase in accounts receivable                (5,271)   (1,095) (20,095)
        Increase in inventory                            (497)     (123)     (19)
        (Increase) decrease in prepaid expenses and
          other assets                                    (89)      680   (1,012)
        Increase (decrease) in trade accounts payable   5,693   (10,910)  12,331
        Increase in accrued payroll                     5,087     5,232    4,663
        Increase in amounts due to
          third party payors                            3,335     5,404      769
        Increase (decrease) in accrued interest        (1,321)     (401)   1,235
        Increase in other current liabilities             946     2,456    2,057
          Net cash provided by operating activities    51,961    39,858   31,375

Cash Flows From Investing Activities:
      Additions to and acquisitions of property and
        equipment, net                                (69,970)  (29,435)  (9,599)
      Investments in notes receivable and loan
        participation agreements                      (20,170)  (30,694)(112,069)
  Collections of long-term notes receivable and loan
    participation agreements                           38,862    39,157   80,199
      Increase (decrease) in minority equity investments
        and other                                        (441)      210   (3,984)
  (Increase) decrease in marketable securities, net   (14,628)    2,361    2,140
      Sales of investments                              1,900       ---      136
          Net cash used in investing activities       (64,447)  (18,401) (43,177)

Cash Flows From Financing Activities:
      Proceeds from debt issuance                      29,183     2,368   34,225
      Increase in cash held by trustees                  (553)     (117)    (315)
      (Increase) decrease in minority interests
        in subsidiaries                                   (21)       10       35
      Issuance of partnership units                     1,378       820      773
      Collections of receivables from exercise
        of options                                      3,522       795      437
      (Increase) decrease in bond reserve funds, mortgage
        replacement reserves and other deposits         1,648       (69)     (57)
      Payments on debt                                 (8,138)   (6,767)  (4,360)
      Cash distributions to partners                  (17,466)  (14,702) (17,639)
      Increase in financing costs                         (21)     (402)     ---
          Net cash provided by (used in) financing
             activities                                 9,532   (18,064)  13,099
Net Increase (Decrease) In Cash and Cash Equivalents   (2,954)    3,393    1,297
Cash and Cash Equivalents, Beginning of Period          4,835     1,442      145
Cash and Cash Equivalents, End of Period             $  1,881  $  4,835 $  1,442

Year Ended December 31                                 1996      1995     1994

Supplemental Information:
Cash payments for interest expense                   $ 12,074  $ 17,292 $ 11,815
During 1996 and 1995, NHC was released from its
liability on debt serviced by others by the
respective lenders.
  Debt serviced by other parties                     $ (5,136) $(45,868)$    ---
  Assets under arrangement with other parties        $  5,136  $ 45 868 $    ---


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE L.P.

Consolidated Statements of Partners' Capital

(in thousands, except unit amounts)

                                               Unrealized
                                 Receivables        Gains                            Total
                                      Number    from Sale  (Losses) on   General   Limited   Partners'
                                    of Units     of Units   Securities  Partners  Partners     Capital

Balance at December 31, 1993       7,796,433     $(15,134)   $  ---       $1,027  $106,633    $ 92,526
     Net income                          ---          ---       ---          159                15,694    15,853
     Collection of receivables           ---          437       ---          ---       ---         437
     Units sold                       29,732          ---       ---          ---       773         773
     Unrealized gains on securities      ---          ---       480          ---       ---         480
     Cash distributions declared
       ($1.17 per unit)                  ---          ---       ---          (91)   (8,972)     (9,063)
Balance at December 31, 1994       7,826,165      (14,697)      480        1,095   114,128     101,006
     Net income                          ---          ---       ---          211    20,904      21,115
     Collection of receivables           ---          795       ---          ---       ---         795
     Units sold                      526,949      (12,294)      ---          131    12,983         820
     Unrealized losses on securities     ---          ---      (135)         ---       ---        (135)
     Cash distributions declared
       ($1.88 per unit)                  ---          ---       ---         (147)  (14,555)    (14,702)
Balance at December 31, 1995       8,353,114      (26,196)      345        1,290   133,460     108,899
     Net income                          ---          ---       ---          293    28,993      29,286
     Collection of receivables           ---        3,522       ---          ---       ---       3,522
     Units sold                       43,035          ---       ---          ---     1,378       1,378
     Units issued in conversion of
        convertible debentures to
        partnership units             71,810          ---       ---          ---     1,092       1,092
     Unrealized gains on securities      ---          ---     1,826          ---       ---       1,826
     Cash distributions declared
       ($2.08 per unit)                  ---          ---       ---         (175)  (17,291)    (17,466)
Balance at December 31, 1996       8,467,959     $(22,674)   $2,171       $1,408  $147,632    $128,537

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies:

Presentation--

          The consolidated financial statements include the accounts of National HealthCare L.P. and its subsidiaries (NHC).
Investments are accounted for on either the cost or equity method. All material intercompany balances, profits, and transactions have been eliminated in consolidation, and minority interests are reflected in consolidation. Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

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

Health Care Revenues--

          NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 60% of NHC's net revenues in 1996 and 1995 and 61% in 1994 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on a facility's allowable costs or a fixed rate subject to program cost ceilings. Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $110,795,000, $103,186,000 and $82,443,000 for 1996, 1995 and 1994,
respectively. Amounts earned under the Medicare and Medicaid programs are subject to review by the third party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. NHC generally expects final determinations to occur two to three years subsequent to the year in which amounts are earned. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.
NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests, and others are pending approval.
NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

Provision for Doubtful Accounts--

          Provisions for estimated uncollectible accounts and notes receivable are included in other operating expenses.

Property, Equipment and Assets Under Arrangement with Other
Parties--

          NHC uses the straight-line method of depreciation over the expected useful lives of property and equipment estimated as follows: buildings and improvements, 20-40 years; equipment and furniture, 3-15 years; and properties under arrangement with other parties, 10-20 years. The provision for depreciation includes the amortization of properties under capital leases and properties under arrangement with National Health Investors, Inc.
(NHI) (See Note 3).

          Expenditures for repairs and maintenance are charged against income as incurred. Betterments are capitalized. NHC removes the costs and related allowances from the accounts for properties sold or retired, and any resulting gains or losses are included in income. NHC includes interest costs incurred during construction periods in the cost of buildings ($1,428,000 in 1996 and $1,057,000 in 1995).

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (SFAS 121). NHC adopted the provisions of
SFAS 121 effective January 1, 1996. The effect of adoption of SFAS 121 is not material to NHC's financial statements. In accordance with SFAS 121, NHC evaluates the recoverability of the carrying values of its properties on a property by property basis.

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

          NHC adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective January
1, 1993. SFAS 109 generally requires NHC to record any income tax provisions or income taxes payable based on the liability method. NHC management believes, based on current information, that the initial recognition of any income tax assets or liabilities that would be recorded in 1998, the year that master limited partnerships become taxable as a corporation, would not be material to NHC's financial condition or results of operations.


Concentration of Credit Risks--

          NHC's credit risks primarily relate to cash and cash equivalents, cash held by trustees, accounts receivable, marketable securities, notes receivable and loan participation agreements. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Cash held by trustees is primarily invested in commercial paper and certificates of deposit with financial institutions. Accounts receivable consist primarily of amounts due from patients (funded approximately 80% through Medicare, Medicaid, and other contractual programs and approximately 20% through private payors) in the states of Alabama, Florida, Georgia, Kentucky, Missouri, South Carolina, Tennessee, and Virginia and from other health care companies for management services. NHC performs continual credit evaluations of its clients and maintains allowances for doubtful accounts on these accounts receivable. Marketable securities are held primarily in two accounts with brokerage institutions. Notes receivable relate primarily to secured loans with health care facilities and to secured notes receivable from officers, directors and supervisory employees as discussed in Notes 13 and
14. NHC also has notes receivable from National Health Corporation as discussed in Note 4.

          NHC's financial instruments, principally its notes receivable (which are predominantly with Florida Convalescent Centers, Inc.) are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHC obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHC evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis. See Notes 13 and 14 for additional information on the notes receivable.

Cash and Cash Equivalents--

          Cash equivalents include highly liquid investments with an original maturity of less than three months.


Note 2 - Organization of the Partnership:

          The general partners of NHC are as follows: (1) NHC, Inc. (the "Managing General Partner"), a Tennessee corporation , which is owned by its board of directors and senior management of NHC;
(2) National Health Corporation ("National" and "Administrative General Partner"), a Tennessee corporation, which is owned by the National Health Corporation Leveraged Employee Stock Ownership
Plan and Trust (the "ESOP"); and (3) W. Andrew Adams, NHC Inc.'s President (the "Individual General Partner"). The Managing
General Partner, the Administrative General Partner and the Individual General Partner are collectively called "the General Partners". The General Partners own a general partnership interest in NHC representing a 1% interest in the profits, losses and distributions of NHC.

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

          In addition to base rent and debt service rent, in each year after 1992, NHC must pay percentage rent to NHI equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1992.
Percentage rent for 1996 and 1995 was approximately $1,817,000 and $1,237,000, respectively.

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

          Base rent expense to NHI was $15,238,000 in 1996, 1995 and 1994 and non-obligated debt service rent to NHI was $5,048,000 in 1996. At December 31, 1996, the approximate future minimum base rent and non-obligated debt service rent commitments to be paid by NHC on non-cancelable operating leases with NHI during the initial term are as follows:

                         1997            20,298,000
                         1998            20,354,000
                         1999            20,372,000
                         2000            20,409,000
                         2001            20,486,000
                         Thereafter         ---

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

          For its services under the Advisory Agreement, NHC's annual compensation is calculated to be $3,100,000, $2,827,000, and $2,570,000 in 1996, 1995 and 1994, respectively. However, the payment of such annual compensation is conditional upon NHI having sufficient funds from operations to pay annual dividends of $2.00 per share and upon NHI paying such dividends. NHI met this condition in 1996, 1995 and 1994.

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

Release from Debt Serviced by Other Parties--

          In 1996 and 1995, NHI prepaid debt on which NHC had also been obligated in the amounts of $5,136,000 and $20,544,000, respectively. In addition, in 1995, NHC was released from its obligation on approximately $25,324,000 of the transferred debt. Since NHC is no longer obligated on this transferred debt, debt serviced by other parties and assets under arrangement with other parties have been reduced by $5,136,000 and $45,868,000 in 1996 and 1995, respectively. The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released.


Note 4 - Relationship With National Health Corporation:

Sale of Health Care Centers--

          On January 20, 1988, NHC sold the assets (inventory, property and equipment) of eight health care centers (1,121 licensed beds) to National, the administrative general partner of NHC, for a total consideration of $40,000,000. The consideration consisted of $30,000,000 in cash and a $10,000,000 note receivable due December 31, 2007. The note receivable earns interest at 8.5%. NHC has agreed to manage the centers under a 20-year management contract for management fees comparable to those in the industry. NHC has a receivable from National for management fees of approximately $3,184,000 and $1,864,000 at December 31, 1996 and 1995, respectively.

          NHC's basis in the assets sold was approximately $24,255,000. The resulting profit of $15,745,000 was deferred and will be amortized into income beginning with the collection of the note receivable (up to $12,000,000) with the balance ($3,745,000) of the profit being amortized into income on a straight-line basis over the management contract period.

          As of December 31, 1996, National had borrowed $2,153,000 from NHC to finance the construction of additions at two health care centers. The notes require monthly principal and interest payments. The interest rate is equal to the prime rate, and the notes mature in 1998.

Financing Activities--

          On January 20, 1988, NHC obtained long-term financing of $8,500,000 for its new headquarters building from National through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. The note requires quarterly principal and interest payments with interest at 9%. At December 31, 1996 and 1995, the outstanding balance on the note was approximately $5,520,000 and $5,961,000, respectively. The building is owned by a separate partnership of which NHC is the general partner and building tenants are limited partners. NHC has guaranteed the debt service of the building partnership.

          In addition, NHC's bank credit facility and the senior secured notes described in Note 10 were financed through National and National's ESOP. NHC's interest costs, financing expenses and principal payments are equal to those incurred by National. In October 1991, NHC borrowed $10,000,000 from National. The term note payable requires quarterly interest payments at 8.5%. The entire principal is due at maturity in 1998.

Duties as Administrative General Partner--

          The personnel conducting the business of NHC are employees of National, which provides payroll services, provides employee fringe benefits, and maintains certain liability insurance. NHC pays to National all the costs of personnel employed for the benefit of NHC, as well as an administrative fee ($1,820,000 in 1996) equal to 1% of payroll costs.

          National maintains and makes contributions to its ESOP for the benefit of eligible employees.


Note 5 - Other Revenues:

          Revenues from management services include management fees, interest income on notes receivable, and revenues from other services provided to managed long-term care centers. "Other" revenues include non-health care related earnings.

(in thousands)

Year Ended December 31                    1996      1995      1994
                                          ----      ----      ----
Revenues from managed services          $32,363   $28,719   $19,035
Guarantee fees                              693       814       936
Advisory fees from NHI                    3,100     3,265     2,138
Dividends and other realized
  gains (losses) on securities              932       450       (47)
Equity in earnings of unconsolidated
  investments                               313       347       450
Interest income                           4,386     6,457     4,817
Other                                     5,055     2,936     1,850
                                         ------    ------    ------
                                        $46,842   $42,988   $29,179



Note 6 - Earnings Per Unit:

          Primary earnings per unit is based on the weighted average number of common and common equivalent units outstanding. Common equivalent units result from dilutive unit options computed using the treasury stock method.

          Fully diluted earnings per unit assumes, in addition to the above, that the 6% subordinated convertible notes were converted at the date issued with earnings being increased for interest expense thereon.

          The following table summarizes the earnings and the average number of common units and common equivalent units used in the calculation of primary and fully diluted earnings per unit.

(dollars in thousands, except per unit amounts)

Year Ended December 31                    1996           1995        1994
                                          ----           ----        ----
Primary:
  Weighted average common units          8,421,523     7,920,795   7,796,508
  Stock options                             74,776        32,856      37,867

  Average common units outstanding       8,496,299     7,953,651   7,834,375

  Earnings                              $   29,286     $  21,115   $  15,853

  Earnings per unit, primary            $     3.44     $    2.65   $    2.02

Fully Diluted:
  Weighted average common units          8,421,523     7,920,795   7,796,508
  Stock options                            108,045        78,206      37,867
  Convertible subordinated notes         1,926,138     1,972,866   1,972,866
  Assumed average common units
    outstanding                         10,455,706     9,971,867   9,807,241

  Earnings                              $   31,136     $  23,007   $  17,653
  Earnings per unit, fully diluted      $     2.98     $    2.31   $    1.80


Note 7 - Property, Equipment and Assets Under Arrangement with Other
Parties:

          Property and equipment, at cost, consist of the following:

(in thousands)

December 31                               1996           1995
-----------                               ----           ----
Land                                    $ 20,607        $ 21,117
Buildings and improvements                99,564          67,576
Furniture and equipment                   70,947          58,772
Construction in progress                  43,816          17,800
                                        $234,934        $165,265


          Assets under arrangement with other parties, net of accumulated depreciation, consist of the following:

(in thousands)

December 31                               1996           1995
-----------                               ----           ----
Land                                    $ 2,313         $  2,612
Buildings and improvements               15,885           22,625
Fixed equipment                           1,664            2,008
Mortgage notes receivable                 2,676            2,676
                                        $22,538         $ 29,921

Note 8 - Acquisitions and Dispositions:

          In July 1996, NHC purchased, for total consideration of approximately $4,680,000, a 120 bed long-term health care center located in West Plains, Missouri. NHC had managed the health care center since its opening in 1982. Also in July 1996, NHC purchased, for total consideration of approximately $6,500,000, a long-term health care center with assisted living apartments located in Naples, Florida. There are 60 long-term health care beds and 36 assisted living apartments.

          The purchase prices for the acquisitions above were allocated to the underlying assets based on their relative fair market values. The Consolidated Statement of Income for 1996 includes the results of operations from the respective dates of acquisition.


Note 9 - Investments in Marketable Securities:

          NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

          The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

          Proceeds from the sale of investments in debt and equity securities during the years ended December 31, 1996 and 1995 were $1,669,000 and $2,696,000 respectively. Gross investment gains of $92,000 and $335,000 were realized on these sales during the years ended December 31, 1996 and 1995. Gross investment losses of $41,000 were realized on these sales during the year ended December 31, 1996. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 10 - Debt and Lease Commitments:

Long-Term Debt--

          Long-term debt and debt serviced by other parties consist of the following:

                               Weighted Average         Final      Debt Serviced by       Long-Term
                                Interest Rate         Maturities     Other Parties           Debt
                               ----------------       ----------   ----------------       ---------
(in thousands)
December 31                                                        1996        1995       1996      1995
                                                                   ----        ----       ----      ----
Bank revolving credit facility,
 interest payable periodically,      variable,
 principal due at maturity              6.7%              1999    $   ---     $   ---    $ 28,000  $    ---
Bank credit facility, principal
 and interest payable                variable,
 quarterly                              6.0               2009        ---         ---      14,831    15,518
Senior secured notes, principal
 and interest payable semiannually      8.4               2005     17,567      19,462      24,397    27,860
First mortgage notes, principal       variable,
 and interest payable quarterly         6.8               2002        ---         ---      22,106    22,612
Notes and other obligations,
 principal and interest payable
 in periodic installments               6.4            1997-2019    4,443       9,822      30,679    30,065
First mortgage revenue bonds, prin-
 cipal payable in periodic install-   variable,
 ments, interest payable monthly        4.5            2000-2010   14,086      14,861         ---      ---
Unsecured term note payable to
 National, interest payable quarterly,
 principal payable at maturity          8.5               1998        ---         ---      10,000    10,000
                                                                   ------     -------     -------   -------
                                                                   36,096      44,145     130,013   106,055
Less current portion                                               (3,239)     (3,374)     (5,335)   (5,184)
                                                                   ------     -------     ------    -------
                                                                  $32,857    $ 40,771    $124,678  $100,871
                                                                   ======     =======     =======   =======

     The bank credit facility and the senior secured notes were borrowed through NHC's administrative partner, National. NHC granted certain credits and interest rate concessions related to its management fees from National in obtaining these loans.

     The debt identified above as senior secured notes is cross-defaulted with other NHC and NHI liabilities and is cross-collateralized to the extent of approximately $24,397,000 of other debt.

     To obtain the consent of various lenders to the transfer of assets, NHI guaranteed certain NHC debt which was not transferred to NHI. A default by NHI under its obligations would default the debt or guarantees of NHC.

     The aggregate maturities of long-term debt and debt serviced by others for the five years subsequent to December 31, 1996 are as follows:

                    Long-term      Debt Serviced
                      Debt           By Others            Total
                    ----------     ----------          -----------
     1997           $5,335,000     $3,239,000          $ 8,574,000
     1998            6,450,000      2,496,000            8,946,000
     1999           32,931,000      3,995,000           36,926,000
     2000           34,414,000      3,895,000           38,309,000
     2001            6,293,000      3,284,000            9,577,000


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

Lease Commitments--

     Operating expenses for the years ended December 31, 1996, 1995, and 1994 include expenses for leased premises and equipment under operating leases of $25,036,000, $18,820,000, and $16,692,000, respectively. See Note 3 for the approximate future minimum base rent and non-obligated debt service rent commitments on non-cancelable operating leases with NHI.

Construction and Financing Commitments--

     NHC is committed to spend approximately $25,217,000 for ongoing construction contracts and to provide financing to managed facilities in the amount of $3,423,000 for ongoing construction contracts in 1997. NHC's cash on hand, marketable securities, short-term notes receivable, operating cash flow and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.


Note 11 - Subordinated Convertible Notes:

     At December 31, 1996, $28,908,000 of 6% subordinated convertible notes ("the notes") remain outstanding. The notes mature July 1, 2000. Interest is payable quarterly. The notes are convertible at the option of the holder at any time into units of NHC at a price of $15.2063 per unit, subject to adjustment for certain changes in the number of units outstanding. The notes may be redeemed at the option of NHC, but only if NHC has elected to be taxed as a corporation and only if the market price of NHC's units is such as to guarantee certain specified returns to the holders of the notes. During 1996, $1,092,000 of the notes were converted into 71,810 units. NHC has reserved an additional 1,901,057 units for conversion of the notes.


Note 12 - Contingencies and Guarantees:


Litigation--

     There is certain litigation incidental to NHC's business, none of which, in management's opinion, would be material to the financial position or results of operations of NHC.

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom NHC manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew one management contract. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded by requesting the court to interpret the parties' rights under their contractual arrangements. FCC also sued to obtain possession of the center for which it alleged the management contract had been terminated. This suit has now been dismissed, and the issue of possession will be decided in connection with the original suit. The remaining suit is still in the preliminary stages and no hearing date has been scheduled.


     In January 1997, FCC notified NHC that it will not renew the four contracts which mature in 1997 but has agreed that NHC will remain as manager until a final decision is reached in the remaining suit. The balance of the contracts may be terminated in the years 1998-2002.

Third Party Reviews--

     Amounts earned under Medicare, Medicaid and other governmental programs are subject to review by third party payors. NHC has recently been notified that audits or reviews by the Office of the Inspector General have commenced at certain long-term care centers. NHC intends to continually monitor the progress of these audits and reviews.

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

     NHC has assumed certain risks related to health insurance and workers compensation insurance claims of the employees of National and the managed facilities. The liability for reported claims and estimates for incurred but unreported claims of the managed facilities is $5,078,000 and $4,433,000 at December 31, 1996 and December 31, 1995, respectively. The liability is included in other current liabilities in the Consolidated Balance Sheets. NHC remits for the claims with regards to National's employees utilized by NHC on a monthly basis. The amounts are subject to adjustment for actual claims incurred.

Guarantees and Related Events--

     In order to obtain management agreements and to facilitate construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the centers' first mortgage bond debt (principal and interest). For this service, NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amount outstanding under the guarantees is approximately $72,919,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average rate of 5.1% at December 31, 1996.

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

     NHC has entered into an interest rate cap arrangement with a managed entity under which NHC has guaranteed that the entity's weighted average interest rate on its first and second mortgage debt will not exceed 9.0%. The entity's first mortgage debt is tax-exempt, floating-rate bonds and its second mortgage debt is owed to NHC. The bond debt outstanding under the arrangement is $16,100,000 and the weighted average rate of both debts is 6.7% at December 31, 1996. NHC is obligated under the agreement only for the term of its management contract, as extended, and only so long as the tax-exempt bonds are outstanding. At December 31, 1996, NHC expects to have no additional liability as a result of this interest rate cap arrangement.


Note 13 - Notes Receivable:

     Notes receivable generally consist of loans and accrued interest to managed health care centers (predominantly FCC) and retirement centers for construction costs, development costs incurred during construction and working capital during initial operating periods. The notes generally require monthly payments with maturities ranging from five to twenty-five years. The majority of the notes mature in 2004. Interest on the notes is generally at prime plus 2% or at a fixed rate of 10.25%, payable monthly. The collateral for the notes consists of first and second mortgages, certificates of need, personal guarantees and stock pledges.


Note 14 - Partners' Capital:

     NHC has Incentive Option Plans which provide for the granting of options to key employees and directors to purchase units at no less than market value on the date of grant. The options may be exercised immediately, but NHC may purchase the units at the grant price if employment is terminated prior to six years from the date of grant. The maximum term of the options is five years. The following table summarizes option activity:

                                        Number of  Weighted Average
                                          Units    Exercise Price

Options outstanding December 31, 1993     5,000        $11.25
Options granted                         485,500         25.15
Options exercised                           ---           ---

Options outstanding December 31, 1994   490,500         25.00
Options granted                         376,000         30.76
Options exercised                       489,000         25.14

Options outstanding December 31, 1995   377,500         30.56
Options granted                          15,000         38.63
Options exercised                         2,500         11.25
Options outstanding December 31, 1996   390,000        $30.99

     At December 31, 1996, all options outstanding are exercisable. Exercise prices on the exercisable options range from $11.25 to $38.63. The weighted average remaining contractual life of options outstanding at December 31, 1996 is
2.9 years.

     Additionally, NHC has an employee unit purchase plan which allows employees to purchase ownership units of NHC through payroll deductions. The plan allows employees to terminate participation at any time.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHC has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHC's stock-based compensation plans. Management believes that any compensation cost attributable to stock-based compensation plans is immaterial.

     In connection with the exercise of certain stock options, NHC has received interest-bearing (ranging from 3.5% to 6.25%), full recourse notes in the amount of $22,674,000 at December 31, 1996. The notes are secured by units of NHC or shares of NHI having a fair market value of not less than 150% of the amount of the note. The principal balances of the notes are reflected as a reduction of partners' capital in the consolidated financial statements.


Note 15 - Disclosures about Fair Value of Financial Instruments:

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

Marketable securities--

     The fair value is estimated based on quoted market prices and is the same as the carrying amount.

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

Subordinated convertible notes--

     The fair values are estimated based on quoted market prices and approximate $82,995,000 and $76,942,000 at December 31, 1996 and December 31, 1995, respectively, as compared to carrying values of $28,908,000 and $30,000,000 at December 31, 1996 and
December 31, 1995, respectively.

                           EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference of our reports on National HealthCare, L.P. dated February 3, 1997, included in this Form 10-K for the year ended December 31, 1996, into the Partnership's previously filed Post-effective Amendment No. 1 to Form S-4 on Form S-8 Registration Statement No. 33-9881. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1996 or performed any audit procedures subsequent to the date of our report.




                                   ARTHUR ANDERSEN LLP




Nashville, Tennessee
March 14, 1997