Form 10-Q
period 1997-03-31
NATIONAL HEALTHCARE LP
filed 1997-05-15
CIK 805274

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934


For quarter ended    March 31, 1997     Commission file number  33-9881



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

                    Yes   x   No

8,860,970 units were outstanding as of May 8, 1997.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           NATIONAL HEALTHCARE L.P.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                              Three Months Ended
                                                   March 31
                                               1997       1996
                                                (in thousands)

REVENUES:
  Net patient revenues                        $ 94,583 $   80,607
  Other revenues                                11,280     11,548
     Net revenues                              105,863     92,155

COSTS AND EXPENSES:
  Salaries, wages and benefits                  59,215     51,869
  Other operating                               33,126     28,314
  Depreciation and amortization                  3,735      3,035
  Interest                                       2,829      3,472
     Total costs and expenses                   98,905     86,690

NET INCOME                                    $  6,958 $    5,465

EARNINGS PER UNIT:
  Primary                                     $    .79 $      .64
  Fully diluted                               $    .69 $      .56

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                                    8,797,164   8,575,499
  Fully diluted                             10,698,932  10,524,051

CASH DISTRIBUTIONS PAID PER UNIT              $    .60 $      .52

NET INCOME ALLOCABLE TO PARTNERS:
 General Partners                             $     70 $       55
 Limited Partners                                6,888      5,410
                                              $  6,958 $    5,465


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                         NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS


                                            March 31    December 31
                                              1997         1996
                                          (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                 $  1,570        $  1,881
  Cash held by trustees                        3,546           2,274
  Marketable securities                       16,889          17,968
  Accounts receivable, less allowance for
    doubtful accounts of $5,116 and $4,739    55,974          50,902
  Notes receivable                             5,426           2,515
  Inventory at lower of cost (first-in,
    first-out method) or market                4,301           3,572
  Prepaid expenses and other assets            1,300             982
  Total current assets                        89,006          80,094

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost             252,914         234,934
  Less accumulated depreciation and
    amortization                             (51,232)        (48,171)
  Assets under arrangement with
    other parties                             21,992          22,538
  Net property, equipment and assets under
    arrangement with other parties           223,674         209,301

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                  186             141
  Unamortized financing costs                  1,554           1,601
  Notes receivable                            95,549          95,206
  Notes receivable from National              13,076          12,153
  Minority equity investments and other        6,367           6,244
  Total other assets                         116,732         115,345

                                           $ 429,412        $404,740



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                         LIABILITIES AND CAPITAL

                                            March 31           December 31
                                              1997                 1996
                                           (Unaudited)

CURRENT LIABILITIES:
  Current portion of long-term debt             $  7,776      $   8,574
  Trade accounts payable                          14,053         11,835
  Accrued payroll                                 24,500         28,963
  Amount due to third-party payors                20,496         13,135
  Accrued interest                                   725            501
  Other current liabilities                       10,015          9,795
  Total current liabilities                       77,565         72,803

LONG-TERM DEBT, less current portion             137,825        124,678

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                33,133         32,857

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES      787            791

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                    28,866         28,908

DEFERRED INCOME                                   16,054         16,166

PARTNERS' CAPITAL:
  General partners                                 1,427          1,408
  Limited partners                               133,755        127,129
  Total partners' capital                        135,182        128,537

                                                $429,412       $404,740


The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          NATIONAL HEALTHCARE L.P.
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                    Three Months Ended
                                                          March 31
                                                      1997          1996
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $ 6,958   $  5,465
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                         3,564      3,146
    Provision for doubtful accounts                        621        643
 Amortization of intangibles and deferred charges          244        396
    Amortization of deferred income                       (112)       (89)
    Equity in earnings of unconsolidated investments       (16)      (178)
    Distributions from unconsolidated investments           13         15
  Changes in assets and liabilities:
    Increase in accounts receivable                     (5,693)    (3,475)
    (Increase) decrease in inventory                      (729)        44
    Increase in prepaid expenses and other assets         (318)      (149)
    Increase (decrease) in trade accounts payable        2,218     (2,221)
    Decrease in accrued payroll                         (4,463)    (2,472)
    Increase (decrease) in amounts due to third
        party payors                                     7,361     (3,762)
    Increase in accrued interest                           224        384
    Increase (decrease) in other current liabilities       220       (680)
                                                        10,092     (2,933)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                     (17,936)      (619)
  Investment in long-term notes receivable and loan
    participation agreements                            (7,938)   (13,603)
  Collection of long-term notes receivable and loan
    participation agreements                             3,762     11,135
  (Increase) decrease in minority equity invest-
    ments and other                                       (252)       221
  (Increase) decrease in marketable securities             363     (1,600)
                                                       (22,001)    (4,466)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           13,952     12,086
  (Increase) decrease in cash held by trustee           (1,272)       323
  Increase in minority interests in subsidiaries            (4)        --
  (Increase) decrease in bond reserve funds, mortgage
    replacement reserves and other deposits                (45)       406
  Issuance of partnership units                            534        627
  Collection of receivables                              4,895          5
  Payments on debt                                      (1,385)      (424)
  Cash distributions to partners                        (5,068)    (4,327)
  Increase in financing costs                               (9)        --
                                                        11,598      8,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (311)     1,297
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,881      4,835
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,570   $  6,132

Supplemental Information:
  Cash payments for interest expense                   $ 2,605   $  3,103


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          NATIONAL HEALTHCARE L.P.
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                         1997      1996
                                                          (in thousands)

During the three months ended March 31, 1997, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties                      $   ---   $(2,536)
     Assets under arrangement with other parties             ---     2,536

During the three months ended March 31, 1997 and
  March 31, 1996, respectively, $42,000 and $686,000
  of convertible subordinated debentures were converted
  into 2,760 units and 45,112 units of NHC's partnership units:
     Convertible subordinated debentures                     (42)     (686)
     Financing costs                                         ---         1
     Accrued interest                                        ---        (5)
     Partner's capital                                        42       690

                            NATIONAL HEALTHCARE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (dollars in thousands)

                                 Receivables  Unrealized                        Total
                       Number of From Sale of Gains(Losses) General  Limited   Partners'
                          Units     Units     on Securities Partners Partners   Capital
BALANCE AT 12/31/96    8,467,959  $(22,674)   $2,171        $1,408   $147,632   $128,537

Net income                    --        --        --            70      6,888      6,958
Collection of
  receivables                 --     4,895        --            --         --      4,895
Units sold               389,466   (11,577)       --            --     12,111        534
Units in conversion of
  convertible debentures
  to partnership units     2,760        --        --            --         42         42
Unrealized losses on
  securities                  --        --      (716)           --         --       (716)
Cash distributions
  ($.60 per unit)             --        --        --           (51)    (5,017)    (5,068)

BALANCE AT 3/31/97     8,860,185  $(29,356)   $1,455        $1,427   $161,656   $135,182


BALANCE AT 12/31/95    8,353,114  $(26,196)   $  345        $1,290   $133,460   $108,899

Net income                    --        --        --            55      5,410      5,465
Collection of
  receivables                 --         5        --            --         --          5
Units sold                25,670        --        --            --        627        627
Units in conversion of
 convertible debentures
 to partnership units     45,112        --        --            --        690        690
Unrealized gains on
  securities                  --        --        83            --         --         83
Cash distributions
  ($.52 per unit)             --        --        --           (43)    (4,284)    (4,327)

BALANCE AT 3/31/96     8,423,896  $(26,191)   $  428        $1,302   $135,903   $111,442


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     NATIONAL HEALTHCARE L.P.

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997
                           (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements for the three months ended March 31, 1997 and 1996, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997. The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1996, December 31, 1995, and December 31, 1994.


Note 2 - OTHER REVENUES:

                                         Three Months Ended
                                              March 31
                                          1997      1996
                                            (in thousands)

Revenue from managed centers            $ 8,282   $ 8,341
Guarantee fees                              162       180
Advisory fee from NHI                       775       797
Earnings on securities                      521        61
Equity in earnings of
  unconsolidated investments                 --       160
Interest income                             981     1,589
Other                                       559       420
                                        $11,280   $11,548

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.

Note 3 - INVESTMENTS IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

     The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

     Proceeds from the sale of investments in debt and equity securities during the period ended March 31, 1997 was $511,000. Gross investment gains of $149,000 were realized on these sales during the period ended March 31, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $69,901,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.7% at March 31, 1997.

     NHC has entered into an interest rate cap arrangement with a managed entity under which NHC has guaranteed that the entity's weighted average interest rate on its first and second mortgage debt will not exceed 9.0%. The entity's first mortgage debt is tax-exempt, floating-rate bonds and its second mortgage debt is owed to NHC. The bond debt outstanding under the arrangement is $16,000,000 and the weighted average rate of both debts is 6.3% at March 31, 1997. NHC is obligated under the agreement only for the term of its management contract, as extended, and only so long as the tax-exempt bonds are outstanding. At March 31, 1997, NHC expects to have no additional liability as a result of this interest rate cap arrangement.


Note 5 - NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. NHC will be required to adopt SFAS 129 in the fourth quarter of 1997. Management does not expect the adoption to have a material impact on NHC's financial position, results of operation or cash flows.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. NHC is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants. Management does not expect the adoption to have a material impact on NHC's financial position, results of operation or cash flows.


Note 6 - LEGAL PROCEEDINGS

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

     In January, 1997, FCC notified NHC that it currently does not intend to renew an additional four contracts which mature in 1997, but has agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2002.

     The company is also a defendant in a lawsuit styled Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The company has not yet been served in the suit. The court removed the seal from the complaint - but not the file itself - on March 20, 1997. The suit alleges that NHC has submitted cost reports containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under what is commonly referred to as the "Whistleblower Act".

     In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of the managed centers have been appropriately filed. Because the facilities are managed, any cost report settlements accrue to the owner of the managed center and not to NHC, except to the extent that the increase in revenues would increase NHC's 6% management fee. NHC cannot predict at this time the ultimate outcome of the suit but will strongly defend its action in this matter.

     Additionally, as reported in NHC's 1996 10-K, in October 1996 two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility - which is one of four named in the Braeuning lawsuit - the OIG determined that certain records were insufficient and NHC supplied the additional requested information. The company is awaiting final disposition of these matters.

     Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida as part of Operation Restore Trust. NHC will continue to monitor the progress of the OIG audit, and cannot predict whether the OIG will take further action or request additional information as a result of either of the two audits conducted or any that may be conducted in the future.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

     National HealthCare L.P. (NHC, or the Company) operates and manages 100 long-term health care centers with 13,559 beds in ten states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996.

     Results for the three month period ended March 31, 1997 include a 27% increase over the same period in 1996 in net income, a 23% increase in fully diluted earnings per unit, and a 15% increase in net revenues.

     The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 120 beds from 6,661 beds to 6,781 beds. The number of long-term care beds managed for others has increased by 557 beds from 6,221 beds to 6,778 beds. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     Revenues also improved during 1997 due to increased emphasis on rehabilitative and managed care services. The Company has extended its rehabilitative services into additional geographic areas and to additional customers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, decreased 0.7% in 1997 from $8.34 million to $8.28 million due to decreased interest income from lower principal amounts on loans to managed centers. The decrease was offset in part by increased management fees from managed centers. The increased management fees are due to the increased number of beds being managed for others. Also, management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

     Total costs and expenses for the 1997 quarter increased $12.2 million or 14.1% to $98.9 million from $86.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.3 million or 14.2% to $59.2 million from $51.8 million. Other operating expenses increased $4.8 million or 17.0% to $33.1 million for the 1997 first quarter compared to $28.3 million in the 1996 period. Depreciation and amortization increased 23.1% to $3.7 million. Interest costs decreased $0.6 million or 18.5% to $2.8 million from $3.5 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, assisted living expansions, homecare growth, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits as well as adjustments in bonus and benefit programs for the quarter.

     Operating costs have increased due to the increased number of beds in operation, the expansion of assisted living services, the expansion of homecare services, the expansion of rehabilitative and managed care services, and due to the growth in management services provided to others, and due to the increase in rent expense as explained below.

     Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties. Interest expense decreased compared to the quarter a year ago due primarily to capital transactions which occurred in late 1995. During December 1995, National Health Investors ("NHI") prepaid debt on which NHC had also been obligated in the amount of $20,544,000. In addition, NHC was released from its obligation on approximately $25,324,000 of debt which had been transferred to NHI in 1991. Since NHC is no longer obligated on transferred debt in the amount of $45,868,000, debt serviced by other parties and assets under arrangement with other parties were both reduced by $45,868,000.

     The leases with NHI provide that NHC shall continue to make non-obligated debt service rent payments equal to the debt service including principal and interest on the obligated debt which was prepaid and from which NHC has been released as a direct obligor. As a result, other operating expenses are increased by the amount of the rent payments, and interest expense is decreased by the amount of interest expense formerly associated with the debt serviced by other parties.

     The total census at owned and leased centers for the quarter averaged 94.8% compared to an average of 93.5% for the same quarter a year ago.


Liquidity and Capital Resources

     During the first three months of 1997, the Company generated net cash of $10.1 million from operating activities, $3.7 million from the collection of long-term notes receivable, $14.0 million debt proceeds, $0.5 million from the issuance of partnership units, and $4.9 million from the collection of receivables. Of these funds, $17.9 million was used for additions to and acquisitions of property and equipment, $7.9 million for investment in long-term notes receivable and loan participation agreements, $0.4 million for investment in debt and equity securities, $1.4 million for payments on debt; and $5.1 million for cash distributions to partners. Cash and cash equivalents decreased $0.3 million during the period.

     At March 31, 1997, the Company's ratio of long-term obligations to convertible debt and capital is 1.0 to 1. NHC's convertible debt converts into units of limited partnership interest at $15.21 per unit - the units closed at $41.50 per unit on the American Stock Exchange the last trading day of this quarter.

     The ratio of current assets to current liabilities is 1.1 to 1. Working capital is $11.4 million. The Company is currently considering long-term and short term financing options. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Partnership Legislation

     On December 22, 1987, legislation passed which requires that most publicly traded limited partnerships, including NHC, be taxed as corporations for federal income tax purposes. A "grandfather" clause in that legislation allows NHC to avoid corporate taxation through 1997. It does not appear probable that Congress will extend this clause. Therefore, unless the Company makes some change in its structure, the Company will pay corporate taxes and its investors will pay ordinary income tax on cash dividends received by them, all commencing on January 1, 1998. Investors can anticipate their after tax cash return would be diminished, it being NHC's intent to retain substantially similar cash to that which it presently retains as a partnership. The Managing General Partner is currently reviewing options under current tax and regulatory laws to determine what avenues are available that will be most beneficial to unitholders.


Development

     During the first three months of 1997, the Company added a net total of 677 licensed long-term care beds, 120 beds of which are owned or leased and 557 beds of which are managed for other owners.

     Currently, NHC has 894 long-term care beds under development at 18 owned, leased or managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds. In addition, NHC has 430 assisted living units at six locations and 180 retirement apartments at two locations under development, all of which are owned.


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

                    In January, 1997, FCC notified NHC that it currently does
               not intend to renew an additional four contracts which mature in 1997, but has agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2002.

                    The company is also a defendant in a lawsuit styled
               Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The company has not yet been served in the suit. The court removed the seal from the complaint - but not the file itself - on March 20, 1997. The suit alleges that NHC has submitted cost reports containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida.
               The suit was filed under what is commonly referred to as the "Whistleblower Act".

                    In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of the managed centers have been appropriately filed. Because the facilities are managed, any cost report settlements accrue to the owner of the managed center and not to NHC, except to the extent that the increase in revenues would increase NHC's 6% management fee. NHC cannot predict at this time the ultimate outcome of the suit but will strongly defend its actions in this matter.

                    Additionally, as reported in NHC's 1996 10-K, in October
               1996 two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility - which is one of four named in the lawsuit - the OIG determined that certain records were insufficient and NHC supplied the additional requested information. The company is awaiting final disposition of these matters.

                    Florida is one of the states in which governmental
               officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida as part of Operation Restore Trust. NHC will continue to monitor the progress of the OIG audit, and cannot predict whether the OIG will take further action or request additional information as a result of either of the two audits conducted or any that may be conducted in the future.


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


                                        NATIONAL HEALTHCARE L.P.
                                             (Registrant)



Date May 15, 1997                       /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary



Date May 15, 1997                       /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer