Form 10-Q
period 1997-06-30
NATIONAL HEALTHCARE LP
filed 1997-08-14
CIK 805274

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended  June 30, 1997        Commission file number  33-9881



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

                    Yes   x   No

8,862,187 units were outstanding as of July 31, 1997.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           NATIONAL HEALTHCARE L.P.

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                        Three Months Ended      Six Months Ended
                                             June 30                June 30
                                       1997            1996      1997       1996
                                          (in thousands)          (in thousands)
REVENUES:
  Net patient revenues               $ 94,657     $   81,078   $189,240    $  161,685
  Other revenues                       11,534         10,551     22,814        22,099
     Net revenues                     106,191         91,629    212,054       183,784

COSTS AND EXPENSES:
  Salaries, wages and benefits         58,414         50,137    117,629       102,006
  Other operating                      33,214         29,653     66,340        57,967
  Depreciation and amortization         3,977          3,135      7,712         6,170
  Interest                              3,244          2,697      6,073         6,169
     Total costs and expenses          98,849         85,622    197,754       172,312

NET INCOME                           $  7,342     $    6,007   $ 14,300    $   11,472

EARNINGS PER UNIT:
  Primary                            $    .83     $      .70   $   1.62    $     1.34
  Fully diluted                      $    .72     $      .62   $   1.41    $     1.18

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                           8,861,960      8,586,893  8,829,472     8,578,654
  Fully diluted                    10,759,346     10,518,688 10,727,760    10,527,339

CASH DISTRIBUTIONS PAID PER UNIT     $    .60     $      .52   $   1.20    $     1.04

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                   $     73    $       60   $    143     $      115
  Limited Partners                      7,269         5,947     14,157         11,357
                                     $  7,342    $    6,007   $ 14,300     $   11,472

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                        NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                                      June 30        December 31
                                                        1997            1996
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 12,193        $    1,881
  Cash held by trustees                                  3,752             2,274
  Marketable securities                                 17,298            17,968
  Accounts receivable, less allowance for
    doubtful accounts of $5,472 and $4,079              78,586            50,902
  Notes receivable                                       9,189             2,515
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,077             3,572
  Prepaid expenses and other assets                      1,184               982
  Total current assets                                 126,279            80,094

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       256,345           234,934
  Less accumulated depreciation and
    amortization                                       (54,479)          (48,171)
  Assets under arrangement with other parties           21,472            22,538
  Net property, equipment and assets under
    arrangement with other parties                     223,338           209,301

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            282               141
  Unamortized financing costs                            1,505             1,601
  Notes receivable                                      93,980            95,206
  Notes receivable from National                        10,647            12,153
  Minority equity investments and other                  6,474             6,244
  Total other assets                                   112,888           115,345
                                                     $ 462,505          $404,740

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                         LIABILITIES AND CAPITAL
                                                    June 30        December 31
                                                      1997             1996
                                                  (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  7,865      $   8,574
  Trade accounts payable                               29,361         11,835
  Accrued payroll                                      30,259         28,963
  Amount due to third-party payors                     21,725         13,135
  Accrued interest                                      1,067            501
  Other current liabilities                            12,002          9,795
  Total current liabilities                           102,279         72,803

LONG-TERM DEBT, less current portion                  144,867        124,678

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                     32,024         32,857

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           784            791

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                         28,839         28,908

DEFERRED INCOME                                        15,945         16,166

PARTNERS' CAPITAL:
  General partners                                      1,447          1,408
  Limited partners                                    136,320        127,129
  Total partners' capital                             137,767        128,537

                                                     $462,505       $404,740

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          NATIONAL HEALTHCARE L.P.
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                      Six Months Ended
                                                           June 30
                                                      1997          1996
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $14,300   $ 11,472
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                         7,342      5,785
    Provision for doubtful accounts                      1,253      1,140
Amortization of intangibles and deferred charges           418        638
    Amortization of deferred income                       (221)      (130)
    Equity in earnings of unconsolidated investments       (40)      (107)
    Distributions from unconsolidated investments          154        180
  Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable         (28,937)     1,362
    Increase in inventory                                 (505)      (504)
    Increase in prepaid expenses
       and other assets                                   (202)       (84)
    Increase in trade accounts payable                  17,527      3,355
    Increase (Decrease) in accrued payroll               1,296     (3,753)
    Increase (Decrease) in amounts due to third
       party payors                                      8,590     (6,130)
    Increase (Decrease) in accrued interest payable        566       (746)
    Increase in other current liabilities                2,206        172
                                                        23,747     12,650
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                     (21,379)   (11,592)
  Investment in long-term notes receivable and loan
    participation agreements                           (18,022)   (15,132)
  Collection of long-term notes receivable and loan
    participation agreements                            14,080     24,654
  Increase in minority equity investments
    and other                                             (574)    (2,850)
  (Increase) Decrease in debt and equity securities        362    (15,395)
                                                       (25,533)   (20,315)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           23,166     13,311
  Increase in cash held by trustee                      (1,478)    (1,358)
  Decrease in minority interest in subsidiaries             (7)        (3)
  Increase (Decrease) in bond reserve funds, mortgage
    replacement reserves and other deposits               (141)     1,081
  Issuance of partnership units                            539        571
  Collection of receivables                              5,014      3,340
  Payments on debt                                      (4,601)    (3,639)
  Cash distributions to partners                       (10,384)    (8,708)
  Increase in financing costs                              (10)       (94)
                                                         12,098      4,501

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     10,312     (3,164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,881      4,835
CASH AND CASH EQUIVALENTS, END OF PERIOD                $12,193   $  1,671

Supplemental Information:
  Cash payments for interest expense                    $ 6,920   $  6,920

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          NATIONAL HEALTHCARE L.P.
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                            Six Months Ended
                                                                June 30
                                                             1997      1996
                                                             (in thousands)
During the six months ended June 30, 1996, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties                         $(3,841)  $(3,841)
     Assets under arrangement with other parties              3,841     3,841

During the six months ended June 30, 1997 and
  June 30, 1996, respectively $69,000 and $686,000
  of convertible subordinated debentures were converted
  into 4,534 and 45,112 units of NHC's partnership units:
     Convertible subordinated debentures                       (69)     (686)
     Financing costs                                             1         1
     Accrued interest                                           (1)       (5)
     Partner's capital                                          69       690

                               NATIONAL HEALTHCARE L.P.

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (dollars in thousands)


                                 Receivables  Unrealized                           Total
                       Number of From Sale of Gains(Losses)      General Limited   Partners'
                          Units     Units    on Securities      Partners Partners   Capital
BALANCE AT 12/31/96    8,467,959   $(22,674)     $2,171         $1,408   $147,632   $128,537

Net income                    --        --          --             143     14,157     14,300
Collection of
  receivables                 --     5,014          --              --         --      5,014
Units sold               389,694   (11,577)         --              --     12,116        539
Units in conversion of
  convertible debentures
  to partnership units     4,534        --          --              --         69        69
Unrealized losses on
  securities                  --        --        (308)             --         --      (308)
Cash distributions
  ($1.20 per unit)            --        --          --            (104)   (10,280)  (10,384)

BALANCE AT 6/30/97     8,862,187  $(29,237)     $1,863          $1,447   $163,694  $137,767

BALANCE AT 12/31/95    8,353,114  $(26,196)     $  345          $1,290   $133,460  $108,899

Net income                    --        --          --             115     11,357    11,472
Collection of
  receivables                 --     3,340          --              --         --     3,340
Units sold                24,270        --          --              --        571       571
Units in conversion of
  convertible debentures
  to partnership units    45,112        --          --              --        690       690
Unrealized losses on
  securities                  --        --        (191)             --         --      (191)
Cash distributions
  ($1.04 per unit)            --        --          --             (87)    (8,621)   (8,708)

BALANCE AT 6/30/96     8,422,496  $(22,856)     $  154          $1,318   $137,457  $116,073



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997
                          (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements for the six months ended June 30, 1997 and 1996, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997. The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1996, December 31, 1995, and December 31, 1994.


Note 2 - OTHER REVENUES:

                                    Three Months Ended  Six Months Ended
                                          June 30            June 30
                                     1997      1996     1997      1996
                                       (in thousands)    (in thousands)
Revenue from managed centers       $ 8,713   $ 7,943   $16,995   $16,284
Guarantee fees                         150       185       312       365
Advisory fee from NHI                  776       797     1,551     1,594
Earnings on securities                 370        64       891       125
Equity in earnings of
  unconsolidated investments            24       (59)        24      101
Interest income                        968     1,133     1,949     2,722
Other                                  533       488     1,092       908
                                   $11,534   $10,551   $22,814   $22,099

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997
                          (Unaudited)


Note 3 - INVESTMENT IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

     The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

     Proceeds from the sale of investments in debt and equity securities for the period ended June 30, 1996 was $511,000. Gross investment gains of $149,000 were realized on these sales during the period ended June 30, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $69,362,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.7% at June 30, 1997.

     NHC has entered into an interest rate cap arrangement with a managed entity under which NHC has guaranteed that the entity's weighted average interest rate on its first and second mortgage debt will not exceed 9.0%. The entity's first mortgage debt is tax-exempt, floating-rate bonds and its second mortgage debt is owed to NHC. The bond debt outstanding under the arrangement is $15,600,000 and the weighted average rate of both debts is 6.9% at June 30, 1997. NHC is obligated under the agreement only for the term of its management contract, as extended, and only so long as the tax-exempt bonds are outstanding. At June 30, 1997, NHC expects to have no additional liability as a result of this interest rate cap arrangement.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997
                          (Unaudited)


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129"), SFAS 129 establishes standards for disclosing information about an entity's capital structure. NHC will be required to adopt SFAS 129 in the fourth quarter of 1997. Management does not expect the adoption to have a material impact on NHC's financial position results of operations or cash flows.

     Statement of Financial Accounting Standards No.128,"Earnings per
Share", ("SFAS 129") has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. NHC is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants. Management does not expect the adoption to have a material impact on NHC's financial position, results of options or cash flows.


Note 6 - LEGAL PROCEEDINGS

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements. Since that time, FCC has amended the suit to allege, among other items, that NHC has "self-dealt" with or mismanaged the centers, that the deferred compensation creates a usurious rate of interest, and that the recorded mortgages securing FCC's debt to NHC do not secure the payment of the deferred compensation. NHC has denied all allegations and conclusions. The suit is still in the preliminary stages and no trial date has been scheduled.

     In January, 1997, NHC was notified that FCC currently does not intend to renew an additional four contracts which mature in 1997, but FCC agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997
                          (Unaudited)

     The company is also a defendant in a lawsuit styled Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997 and service of process occurred on July 8, 1997, with the government participation as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act".

     In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of its centers have been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, the Company had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A significant number of amended cost reports have been filed and the Company continues to schedule and prepare revised cost reports and exception requests. It is anticipated that any years in question will be reviewed prior to there being further action in this matter at the judicial level. The Company is fully cooperating with the agovernment in an attempt to determine dollar amounts involved, and intends to aggressively pursue an amicable settlement of this matter. The cost report periods under review include periods from 1991 through 1995.

     NHC would be responsible for any settlement related to its owned facilities and to the extent that managed centers have settlements, NHC's 6% management fee would be impacted. NHC's revenue policy is to not reflect routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC cannot predict at this time the ultimate outcome of the suit but will strongly defend its actions in this matter.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997
                          (Unaudited)



     As reported in NHC's 1996 10-K, in October 1996 two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility - which is one of four named in the Braeuning lawsuit - the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit.

     Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust. NHC will continue to review and monitor the cost reporting process and its compliance with all government reimbursement standards, but cannot predict whether the OIG or other government officials will take further action or request additional information as a result of the Braeuning suit or any other audit that may be conducted in the future.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

     National HealthCare L.P. (NHC, or the Company) operates and manages 110 long-term health care centers with 13,775 beds in nine states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

     Results for the three month period ended June 30, 1997 include a 22% increase over the same period in 1996 in net income, a 16% increase in fully diluted earnings per unit, and an 16% increase in net revenues.

     The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 528 beds from 6,469 beds to 6,997 beds. The number of long-term care beds managed for others has increased by 497 beds from 6,281 beds to 6,778 beds. The number of assisted living beds increased by 288 beds to 629 beds from 341 beds. The number of homecare locations has increased from 31 locations to 33 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     Revenues improved during 1997 also due to increased emphasis on rehabilitation and managed care services. The Company has extended its rehabilitative services into additional geographic areas and to additional customers.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)


     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased 9.7% in 1997 from $7.9 million to $8.7 million due to the increased number of beds being managed for others and due to increased management fees. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general. The increases were offset in part by decreased interest income from lower principal amounts on loans to managed centers.

     Total costs and expenses for the 1997 second quarter increased $13.2 million or 15.4% to $98.8 million from $85.6 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $8.3 million or 16.5% to $58.4 million from $50.1 million. Other operating expenses increased $3.5 million or 12.0% to $33.2 million for the 1997 second quarter compared to $29.7 million in the 1996 period. Depreciation and amortization increased $0.8 million or 26.9% to $4.0 million. Interest costs increased $0.5 million or 20.3% to $3.2 million from $2.7 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, assisted living expansions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Operating costs have increased due to the increased number of beds in operation, the growth in assisted living beds, the expansion of homecare services, the expansion of rehabilitative and managed care services, and the growth in management services provided to others.

     Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties. Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds.

     The total census at owned and leased centers for the quarter averaged 92.0% compared to an average of 92.9% for the same quarter a year ago.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

     Results for the six month period ended June 30, 1997 include a 25% increase over the same period in 1996 in net income, a 19% increase in fully diluted earnings per unit, and a 15% increase in net revenues.

     The increased revenues for the six months this year reflect the continued growth of operations. Compared to the six month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 1,025 beds from 12,750 beds to 13,775 beds. The number of homecare locations has increased from 31 locations to 33 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     Revenues improved during 1997 also due to increased emphasis on rehabilitative and managed care services. The Company has extended its rehabilitative services into additional geographic areas and to additional customers.

     Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 4.4% for the six month period in 1997 compared to the same period in 1996 from $16.3 million to $17.0 million due to the increased number of beds being managed for others and due to increased management fees. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

     Total costs and expenses for the 1997 six month period increased $25.4 million or 14.8% to $197.8 million from $173.2 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $15.6 million or 15.3% to $117.6 million from $102.0 million. Other operating expenses increased $8.4 million or 14.4% to $66.3 million for the 1997 second quarter compared to $58.0 million in the 1996 period. Depreciation and amortization increased 25.0% to $7.7 million. Interest costs decreased $0.1 million or 1.6% to $6.1 million from $6.2 million for last year.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, assisted living expenses, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

    Operating costs have increased due to the increased number of beds in operation, the opening of three new assisted living projects, the expansion of homecare services, the expansion of rehabilitative and managed care services, and the growth in management services provided to others.

     Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties.

     The total census at owned and leased centers for the six months averaged 93.2% compared to an average of 93.2% for the same six months a year ago.


Health Care Revenues

     NHC's principal business is operating and managing long-term health care centers, including the provision of routine and ancillary services. Approximately 60% of NHC's net revenues in 1996 and 1995 and 61% in 1994 are from participation in Medicare and Medicaid programs. Amounts paid under these programs are generally based on a facility's allowable costs or a fixed rate subject to program cost ceilings. Revenues are recorded at standard billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. Amounts earned under the Medicare and Medicaid programs are subject to review by the third party payors and as disclosed in the notes to the financial statements, by the Office of the Inspector General. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. (See Part II, Item 1: Legal Proceedings) However, substantial cash payments may be required at the time of finalization if material adjustments are made by auditors. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized. NHC has submitted various requests for exceptions to Medicare routine cost limitations for reimbursement. NHC has received approval on certain requests, and others are pending approval. NHC will record revenues associated with the approved requests when such approvals, including cost report audits, are assured.

Liquidity and Capital Resources

     During the first six months of 1997, the Company generated net cash of $23.7 million from operating activities, $14.1 million from the collection of long-term notes receivable, $23.2 million debt proceeds, $0.5 million from the issuance of partnership units, and $5.0 million from the collection of receivables. Of these funds, $21.4 million was used for additions to and acquisitions of property and equipment; $18.0 million for investment in long-term notes receivable and loan participation agreements; $4.6 million for payments on debt; and $10.4 million for cash distributions to partners. Cash and cash equivalents increased $10.3 million during the quarter.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)



     At June 30, 1997, the Company's ratio of long-term obligations to convertible debt and capital is 1.0 to 1. NHC's convertible debt converts into units of limited partnership interest at $15.21 per unit - the units closed at $44.625 per unit on the American Stock Exchange the last trading day of this quarter.

     The ratio of current assets to current liabilities is 1.2 to 1. Working capital is $24.0 million. The Company is currently considering long-term and short term financing options. These financial resources with anticipated funds from future operations are expected to be adequate to enable the Partnership to meet its working capital requirements and expansion goals.


Development

     During the first six months of 1997, the Company added a net total of 893 licensed long-term care beds, of which 336 are owned or leased and 577 of which are managed for other parties. Additionally, 252 assisted living units in three newly constructed projects were opened.

     Currently, NHC has 871 beds under development at 12 owned or leased centers and six managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.



                   PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings.


                    The Company is subject to claims and suits in the ordinary course of business. While there are several worker's compen-sation and personal liability claims and other suits presently in the court system, management believes that the ultimate resolution of all pending proceedings will not have any material adverse effect on the Company or its operations.

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)

                    In March 1996, Florida Convalescent Centers, Inc. (FCC), an
               independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value. FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements.
               Since that time, FCC has amended the suit to allege, among other items, that NHC has "self-dealt" with or mismanaged the centers, that the deferred compensation creates a usurious rate of interest, and that the recorded mortgages securing FCC's debt to NHC do not secure the payment of the deferred compensation. NHC has denied all allegations and conclusions. The suit is still in the preliminary stages and no trial date has been scheduled.

                    In January, 1997, NHC was notified that FCC currently does not intend to renew an additional four contracts which mature in 1997, but FCC agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The balance of the FCC contracts may be terminated in the years 2001-2003.

                    The company is also a defendant in a lawsuit styled
               Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997 and service of process occurred on July 8, 1997 with the govern-ment participating as an intervening plaintiff. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False claims Act, commonly referred to as the "Whistleblower Act".

                    In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of its centers have been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, the Company had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers.
               A significant number of amended cost reports have been filed and the Company continues to schedule and prepare additional revised cost reports and excpetion requests. It is anticipated that any years in question will be reviewed prior to there being further action in this matter at the judicial level. The Company is fully cooperating with the government in an attempt to determine dollar amounts involved, and intends to aggressively pursue an amicable settlement of this matter.
               The cost report periods under review include periods from 1991 through 1995.

                                 NATIONAL HEALTH CARE L.P.

                                     June 30, 1997
                                      (Unaudited)


                    NHC would be responsible for any settlement related to its owned facilities and to the extent that managed centers have settlements, NHC's 6% management fee would be impacted. NHC's revenue policy is to not reflect routine cost limit exception requests as income until the process, including cost report audits, is completed. NHC cannot predict at this time the ultimate outcome of the suit but will strongly defend its actions in this matter.

                    As reported in NHC's 1996 10-K, in October 1996 two managed centers in Florida were audited by representatives of the regional office of the Office of the Inspector General ("OIG"). As part of these audits, the OIG reviewed various records of the facilities relating to allocation of nursing hours and contracts with suppliers of outside services. At one center the OIG indicated during an exit conference that it had no further questions but has not yet issued a final report. At the second facility - which is one of four named in the Braeuning lawsuit - the OIG determined that certain records were insufficient and NHC supplied the additional requested information. These audits have been incorporated into the lawsuit.

                    Florida is one of the states in which governmental officials are conducting "Operation Restore Trust", a federal/state program aimed at detecting and eliminating fraud and abuse by providers in the Medicare and Medicaid programs. The OIG has increased its investigative actions in Florida (and has now opened a Tennessee office) as part of Operation Restore Trust. NHC will continue to review and monitor the cost reporting process and its compliance with all government reimbursement standards, but cannot predict whether the OIG or other government officials will take further action or request additional information as a result of the Braeuning suit or any other audit that may be conducted in the future.


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None

                    NATIONAL HEALTHCARE L.P.

                         June 30, 1997
                          (Unaudited)


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



                                        NATIONAL HEALTHCARE L.P.
                                             (Registrant)



Date August 14, 1997                    S/Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary



Date August 14, 1997                    S/Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer