Form 10-Q
period 1997-09-30
NATIONAL HEALTHCARE LP
filed 1997-11-14
CIK 805274

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended September 30, 1997    Commission file number  33-9881



                       NATIONAL HEALTHCARE L.P.
        (Exact name of registrant as specified in its Charter)



         Delaware                            62-1292855
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization               Identification No.)


     100 Vine Street
     Murfreesboro, TN                           37130
     (Address of principal                    (Zip Code)
      executive offices)


Registrant's telephone number, including area code     (615) 890-2020


Indicate by check mark whether the registrant

     (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                    Yes   x   No

     (2)  Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No

8,866,822 units were outstanding as of October 31, 1997.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           NATIONAL HEALTHCARE L.P.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30           September 30
                                     1997       1996         1997       1996
                                      (in thousands)         (in thousands)
REVENUES:
  Net patient revenues               $ 99,400     $   84,388   $288,640    $  246,073
  Other revenues                       12,589         11,430     35,403        33,529
     Net revenues                     111,989         95,818    324,043       279,602

COSTS AND EXPENSES:
  Salaries, wages and benefits         59,910         52,930    177,539       154,936
  Other operating                      35,039         28,888    101,379        86,855
  Depreciation and amortization         4,349          3,625     12,061         9,795
  Interest                              3,314          2,305      9,387         8,474
     Total costs and expenses         102,612         87,748    300,366       260,060

NET INCOME                           $  9,377     $    8,070   $ 23,677    $   19,542

EARNINGS PER UNIT:
  Primary                            $   1.06     $      .94   $   2.68    $     2.28
  Fully diluted                      $    .91     $      .81   $   2.33    $     1.98

WEIGHTED AVERAGE UNITS OUTSTANDING:
  Primary                           8,860,413      8,583,911  8,836,992     8,585,875
  Fully diluted                    10,756,650     10,515,701 10,737,859    10,520,240

CASH DISTRIBUTIONS PAID PER UNIT     $    .60     $      .52   $   1.80    $     1.56

NET INCOME ALLOCABLE TO PARTNERS:
  General Partners                   $     94     $       81   $    237    $      195
  Limited Partners                      9,283          7,989     23,440        19,347
                                     $  9,377     $    8,070   $ 23,677    $   19,542

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                        NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                 ASSETS
                                                     Sept. 30       December 31
                                                        1997           1996
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $  3,270       $   1,881
  Cash held by trustees                                  4,001           2,274
  Marketable securities                                 19,130          17,968
  Accounts receivable, less allowance for
    doubtful accounts of $5,925 and $4,079              63,174          50,902
  Notes receivable                                       5,940           2,515
  Inventory at lower of cost (first-in,
    first-out method) or market                          4,258           3,572
  Prepaid expenses and other assets                      1,080             982
  Total current assets                                 100,853          80,094

PROPERTY AND EQUIPMENT AND ASSETS UNDER
  ARRANGEMENT WITH OTHER PARTIES:
  Property and equipment at cost                       265,040         234,934
  Less accumulated depreciation and
    amortization                                       (56,892)        (48,171)
  Assets under arrangement with other parties           20,948          22,538
  Net property, equipment and assets under
    arrangement with other parties                     229,096         209,301

OTHER ASSETS:
  Bond reserve funds, mortgage replacement
    reserves and other deposits                            397             141
  Unamortized financing costs                            1,636           1,601
  Notes receivable                                      95,776          95,206
  Notes receivable from National                        10,102          12,153
  Minority equity investments and other                  6,595           6,244
  Total other assets                                   114,506         115,345
                                                      $444,455        $404,740

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        NATIONAL HEALTHCARE L.P.

                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                         LIABILITIES AND CAPITAL
                                                   Sept. 30     December 31
                                                     1997           1996
                                                  (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                  $  8,025      $   8,574
  Trade accounts payable                                8,702         11,835
  Accrued payroll                                      27,140         28,963
  Amount due to third-party payors                     22,951         13,135
  Accrued interest                                        540            501
  Other current liabilities                            14,483          9,795
  Total current liabilities                            81,841         72,803

LONG-TERM DEBT, less current portion                  142,372        124,678

DEBT SERVICED BY OTHER PARTIES, LESS
   CURRENT PORTION                                     31,811         32,857

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES           786            791

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SUBORDINATED CONVERTIBLE NOTES                         28,739         28,908

DEFERRED INCOME                                        14,822         16,166

PARTNERS' CAPITAL:
  General partners                                      1,490          1,408
  Limited partners                                    142,594        127,129
  Total partners' capital                             144,084        128,537

                                                     $444,455       $404,740

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                         NATIONAL HEALTHCARE L.P.
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Nine Months Ended
                                                        September 30
                                                      1997          1996
                                                       (in thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $23,677   $ 19,542
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                        11,469      9,048
    Provision for doubtful accounts                      1,946      5,214
    Amortization of intangibles and deferred charges       642        858
    Amortization of deferred income                     (1,344)      (227)
    Equity in earnings of unconsolidated investments      (110)      (279)
    Distributions from unconsolidated investments          161        195
  Changes in assets and liabilities:
    Increase in accounts receivable                    (14,218)    (4,888)
    Increase in inventory                                 (686)      (705)
    (Increase) Decrease in prepaid expenses
       and other assets                                    (98)        94
    Increase (Decrease) in trade accounts payable       (3,133)     3,155
    Increase (Decrease) in accrued payroll              (1,823)     1,517
    Increase (Decrease) in amounts due to third
       party payors                                      9,816       (484)
    Increase (Decrease) in accrued interest payable         39       (716)
    Increase in other current liabilities                4,688      1,000
                                                        31,026     33,324
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to and acquisitions of property and
    equipment, net                                     (31,263)   (44,581)
  Investment in long-term notes receivable and loan
    participation agreements                           (23,494)   (14,370)
  Collection of long-term notes receivable and loan
    participation agreements                            21,550     32,230
  Increase (Decrease) in minority equity investments
    and other                                             (753)     2,431
  (Increase) Decrease in debt and equity securities        605    (15,555)
                                                       (33,355)   (39,845)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt issuance                           22,948     22,266
  Increase in cash held by trustees                     (1,727)      (324)
  (Increase) Decrease in minority interest in
        subsidiaries                                        (5)         5
  Increase (Decrease) in bond reserve funds, mortgage
    replacement reserves and other deposits               (256)     1,660
  Issuance of partnership units                            505        558
  Collection of receivables                              5,131      3,428
  Payments on debt                                      (6,954)    (9,245)
  Cash distributions to partners                       (15,703)   (13,087)
  Increase in financing costs                             (221)       (93)
                                                         3,718      5,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,389     (1,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,881      4,835
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 3,270   $  3,482

Supplemental Information:
  Cash payments for interest expense                   $ 9,348   $  9,180

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         NATIONAL HEALTHCARE L.P.
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                          Nine Months Ended
                                                             September 30
                                                           1997      1996
                                                           (in thousands)
During the nine months ended September 30, 1996, NHC
  was released from its liability on debt serviced
  by others by the respective lenders
     Debt serviced by other parties                       $  -0-    $(3,841)
     Assets under arrangement with other parties             -0-      3,841

During the nine months ended September 30, 1997 and
  September 30, 1996, respectively $169,000 and $686,000
  of convertible subordinated debentures were converted
  into 4,534 and 45,112 units of NHC's partnership units:
     Convertible subordinated debentures                   (169)      (686)
     Financing costs                                          1          1
     Accrued interest                                        (2)        (5)
     Partner's capital                                      170        690


                            NATIONAL HEALTHCARE L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE Nine MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (dollars in thousands)

                                 Receivables  Unrealized                         Total
                       Number of From Sale of Gains(Losses)  General   Limited   Partners'
                         Units     Units      on Securities  Partners  Partners  Capital
BALANCE AT 12/31/96    8,467,959  $(22,674)     $2,171       $1,408    $147,632  $128,537

Net income                    --        --          --          237      23,440    23,677
Collection of
  receivables                 --     5,131          --           --          --     5,131
Units sold               387,753   (11,576)         --           --      12,081       505
Units in conversion of
  convertible debentures
  to partnership units    11,110        --          --           --         170       170
Unrealized gains on
  securities                  --        --       1,767           --          --     1,767
Cash distributions
  ($1.80 per unit)            --        --          --         (155)    (15,548)  (15,703)

BALANCE AT 9/30/97     8,866,822  $(29,119)     $3,938       $1,490    $167,775  $144,084

BALANCE AT 12/31/95    8,353,114  $(26,196)     $  345       $1,290    $133,460  $108,899

Net income                    --        --          --          195      19,347    19,542
Collection of
  receivables                 --     3,428          --           --          --     3,428
Units sold                22,870        --          --           --         558       558
Units in conversion of
  convertible debentures
  to partnership units    45,112        --          --           --         690       690
Unrealized gains on
  securities                  --        --         927           --          --       927
Cash distributions
  ($1.56 per unit)            --        --          --         (131)    (12,956)  (13,087)

BALANCE AT 9/30/96     8,421,096  $(22,768)     $1,272       $1,354    $141,099  $120,957



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


Note 1 - CONSOLIDATED FINANCIAL STATEMENTS:

     The financial statements for the nine months ended September 30, 1997 and 1996, which have not been examined by independent public accountants, reflect, in the opinion of management, all adjustments necessary to present fairly the data for such periods. The results of the operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997. The interim condensed balance sheet at December 31, 1996 is taken from the audited financial statements at that date. The interim condensed financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the periods ended December 31, 1996, December 31, 1995, and December 31, 1994.


Note 2 - OTHER REVENUES:

                                    Three Months Ended  Nine Months Ended
                                       September 30      September 30
                                     1997      1996      1997     1996
                                       (in thousands)    (in thousands)
Revenue from managed centers       $ 8,785   $ 7,988   $25,780   $24,272
Guarantee fees                         157       165       469       530
Advisory fee from NHI                  775       796     2,326     2,390
Earnings on securities                 467       430     1,358       555
Equity in earnings of
  unconsolidated investments            71       184        95       285
Interest income                      1,150       859     3,099     3,581
Other                                1,184     1,008     2,276     1,916
                                   $12,589   $11,430   $35,403   $33,529

     Revenues from managed centers include management fees and interest income on notes receivable from the managed centers. "Other" revenues include non-health care related earnings.

                     NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


Note 3 - INVESTMENT IN MARKETABLE SECURITIES:

     NHC considers its investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in partners' capital in accordance with SFAS 115.

     The adoption of SFAS 115 did not have a material effect on NHC's financial position or results of operations.

     Proceeds from the sale of investments in debt and equity securities for the period ended September 30, 1997 was $854,000. Gross investment gains of $249,000 were realized on these sales during the period ended September 30, 1997. Realized gains and losses from securities sales are determined on the specific identification of the securities.


Note 4 - GUARANTEES:

     In order to obtain management agreements and to facilitate the construction or acquisition of certain health care centers which NHC manages for others, NHC has guaranteed some or all of the debt (principal and interest) on those centers. For this service NHC charges an annual guarantee fee of 1% to 2% of the outstanding principal balance guaranteed, which fee is in addition to NHC's management fee. The principal amounts outstanding under the guarantees is approximately $69,163,000 (net of available debt service reserves) at variable and fixed interest rates with a weighted average of 4.8% at September 30, 1997.

    NHC has entered into an interest rate cap arrangement with a managed entity under which NHC has guaranteed that the entity's weighted average interest rate on its first and second mortgage debt will not exceed 9.0%. The entity's first mortgage debt is tax-exempt, floating-rate bonds and its second mortgage debt is owed to NHC. The bond debt outstanding under the arrangement is $15,500,000 and the weighted average rate of both debts is 6.4% at September 30, 1997. NHC is obligated under the agreement only for the term of its management contract, as extended, and only so long as the tax-exempt bonds are outstanding. At September 30, 1997, NHC expects to have no additional liability as a result of this interest rate cap arrangement.

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


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


Note 6 - LEGAL PROCEEDINGS

     In March 1996, Florida Convalescent Centers, Inc. (FCC), an independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value (the "deferred compensation fee, or DCF"). FCC responded on March 26, 1996,

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements. Since that time, FCC has amended the suit to allege, among other items, that NHC has "self-dealt" with or mismanaged the centers, that the deferred compensation creates a usurious rate of interest, and that the recorded mortgages securing FCC's debt to NHC do not secure the payment of the DCF. NHC has denied all allegations and conclusions. Although on November 5, 1997, the trial court ruled on FCC's partial Motion for Summary Judgement that the mortgages do secure the DCF and that the DCF is due upon termination of a management contract, the suit is still in the preliminary stages and no trial date has been scheduled.

     In January, 1997, NHC was notified that FCC did not intend to renew an additional four contracts which matured in 1997, but FCC agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The remainder of the FCC contracts may be terminated in the years 2001-2003.

     The company is also a defendant in a lawsuit styled Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997 and service of process occurred on July 8, 1997 with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida District Court and NHC's time for filing its Answer has been extended through year end 1997. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act".

                    NATIONAL HEALTHCARE L.P.

  NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997
                          (Unaudited)


     In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of its centers have been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, the Company had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A significant number of amended cost reports have been filed and the Company continues to schedule and prepare revised cost reports and exception requests. It is anticipated that all years in question will be reviewed prior to there being further action in this matter at the judicial level. The Company is fully cooperating with the government in an attempt to determine dollar amounts involved, and intends to aggressively pursue an amicable settlement of this matter. The cost report periods under review include periods from 1991 through 1995.

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

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)



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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

     National HealthCare L.P. (NHC, or the Company) operates and manages 110 long-term health care centers with 13,926 beds in ten states. NHC provides nursing care as well as ancillary therapy services to patients in a variety of settings including long-term care nursing centers, managed care specialty units, subacute care units, Alzheimer's care units, homecare programs, and facilities for assisted living. NHC also operates retirement centers.


Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

     Results for the three month period ended September 30, 1997 include a 16.2% increase over the same period in 1996 in net income, a 12.3% increase in fully diluted earnings per unit, and an 16.9% increase in net revenues.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


     The increased revenues for the quarter reflect the continued growth of operations. Compared to the quarter a year ago, NHC has increased the number of owned or leased long-term care beds by 379 beds from 6,649 beds to 7,028 beds. The number of long-term care beds managed for others has increased by 737 beds from 6,161 beds to 6,898 beds. The number of assisted living beds increased by 168 beds from 461 beds from 629 beds. The number of homecare locations has increased from 32 locations to 33 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     Revenues improved during 1997 also due to increased emphasis on rehabilitation and managed care services. The Company has extended its rehabilitative services into additional geographic areas and to additional customers.

     Revenues from managed centers, which are included in the Statements of Income in Other Revenues, increased 10.0% in 1997 from $8.0 million to $8.8 million due to the increased number of beds being managed for others, increased principle amounts of notes receivable and due to increased management fees. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

     Total costs and expenses for the 1997 third quarter increased $14.9 million or 16.9% to $102.6 million from $87.7 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $7.0 million or 13.2% to $59.9 million from $52.9 million. Other operating expenses increased $6.1 million or 21.3% to $35.0 million for the 1997 third quarter compared to $28.9 million in the 1996 period. Depreciation and amortization increased $0.7 million or 20.0% to $4.3 million from $3.6 million for the third quarter last year. Interest costs increased $1.0 million or 43.8% to $3.3 million from $2.3 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, assisted living expansions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


     Operating costs have increased due to the increased number of beds in operation, the growth in assisted living beds, the expansion of homecare services, the expansion of rehabilitative and managed care services, the growth in management services provided to others and due to increased costs of workers' compensation insurance.

     Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties. Interest expense increased due to additional borrowing for newly purchased or constructed long-term care beds and assisted living beds.

     The total census at owned and leased centers for the quarter averaged 92.1% compared to an average of 93.4% for the same quarter a year ago.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

     Results for the nine month period ended September 30, 1997 include a 21.2% increase over the same period in 1996 in net income, a 17.7% increase in fully diluted earnings per unit, and a 15.9% increase in net revenues.

     The increased revenues for the nine months this year reflect the continued growth of operations. Compared to the nine month period a year ago, NHC has increased the number of owned, leased, and managed long-term care beds by 1,116 beds from 12,810 beds to 13,926 beds. The number of assisted living locations has increased from 11 locations to 13 locations. The number of homecare locations has increased from 32 locations to 33 locations. Also contributing to increased revenues are improvements in both private pay and third party payor rates.

     Revenues improved during 1997 also due to increased emphasis on rehabilitative and managed care services. The Company has extended its rehabilitative services into additional geographic areas and to additional customers.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


     Revenues from management services, which are included in the Statements of Income in Other Revenues, increased 6.2% for the nine month period in 1997 compared to the same period in 1996 from $24.3 million to $25.8 million due to the increased number of beds being managed for others, increased principle amount of notes receivable and due to increased management fees. Management fees are generally based upon a percentage of net revenues of the managed center and therefore tend to increase as a facility matures and as prices rise in general.

     Total costs and expenses for the 1997 nine month period increased $40.3 million or 15.5% to $300.4 million from $260.1 million. Salaries, wages and benefits, the largest operating costs of this service company, increased $22.6 million or 14.6% to $177.5 million from $154.9 million. Other operating expenses increased $14.5 million or 16.7% to $101.4 million for the 1997 third quarter compared to $86.9 million in the 1996 period. Depreciation and amortization increased 23.1% to $12.1 million from $9.8 million last year. Interest costs increased $0.9 million or 10.8% to $9.4 million from $8.5 million for last year.

     Increases in salaries, wages and benefits are attributable to the increase in staffing levels due to long-term care bed additions, assisted living expansions, homecare expansions, and the increased emphasis on rehabilitative services. Also contributing to higher costs of labor are inflationary increases for salaries and the associated benefits.

     Operating costs have increased due to the increased number of beds in operation, the opening of three new assisted living projects, the expansion of homecare services, the expansion of rehabilitative and managed care services, the growth in management services provided to others and due to increased costs of workers' compensation insurance.

     Depreciation and amortization increased as a result of the Company's placing of newly constructed or purchased assets in service and due to capital improvements at existing properties. Interest expense increased due to increased borrowing for newly purchased or constructed long-term care beds and assisted living beds.

     The total census at owned and leased centers for the nine months averaged 92.8% compared to an average of 93.3% for the same nine months a year ago.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


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

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


Liquidity and Capital Resources

     During the first nine months of 1997, the Company generated net cash of $31.0 million from operating activities, $21.6 million from the collection of long-term notes receivable, $22.9 million debt proceeds, $0.5 million from the issuance of partnership units, and $5.0 million from the collection of receivables. Of these funds, $31.3 million was used for additions to and acquisitions of property and equipment; $23.5 million for investment in long-term notes receivable and loan participation agreements; $1.7 million to increase cash held by trustees; $7.0 million for payments on debt; and $15.7 million for cash distributions to partners. Cash and cash equivalents increased $1.4 million during the nine months.

     NHC has guaranteed approximately $69.2 million of debt of certain health care centers which NHC manages for others. At September 30, 1997, NHC expects to have no additional liability as a result of its debt guarantees.

     NHC's current cash on hand, marketable securities, short-term notes receivable, operating cash flows and, as needed, its borrowing capacity are expected to be adequate to finance NHC's and the Corporation's operating requirements and growth and development plans for 1997 and into 1998. If additional capital is necessary, NHC's balance sheet ratios are at commercially reasonable levels to obtain additional capital. The current ratio is 1.2:1 at September 30, 1997 and working capital is $19,000,000. The ratio of long-term debt to equity, as defined in our banking relationships to include both deferred income and subordinated convertible notes as equity is 0.9:1.0 at September 30, 1997.

     For all financial instruments expect the subordinated convertible notes, NHC believes that he financial statement carrying amounts approximate fair value at September 30, 1997 and at December 31, 1996. The fair value of the subordinated convertible notes were estimated based on quoted market prices.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


Development

     During the first nine months of 1997, the Company added a net total of 1,044 licensed long-term care beds, of which 367 are owned or leased and 677 of which are managed for other parties. Additionally, 252 assisted living units in three newly constructed projects were opened.

     Currently, NHC has 881 long-term care beds under development at 12 owned or leased centers and seven managed health care centers in various locations. These beds are either under construction or a Certificate of Need has been received from the appropriate state agency authorizing the construction of additional centers or beds.

     NHC has identified the assisted living market as an expanding area for the delivery of health care and hospitality services. Assisted living centers provide basic room and board functions for the elderly and with on-staff availability to assist in minor medical and living needs on an as needed basis. NHC currently operates 13 assisted living projects, eight of which are located within the physical structure of a long-term care center or retirement center and five of which are freestanding. Two freestanding projects opened in 1996 and three in 1997. At September 30, 1997 NHC has 266 assisted living beds under development at five locations. Furthermore, 211 retirement apartments are under development at two locations. Certificates of need are not required to build assisted living or retirement projects.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") has been issued effective for years ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share. NHC is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on NHC's financial position or results of operations.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure" ("SFAS 129") has been issued effective for years ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. NHC will be required to adopt the provisions of SFAS

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


129 in the fourth quarter of 1997 and does not expect adoption thereof to have a material impact on NHC's financial position or results of operations.


Cash Distributions

     NHC management intends to distribute approximately 60% of ordinary taxable income to unitholders during 1997. Management expects that NHC's cash distribution will never be lower than the maximum federal tax rate to individuals unless there is a material change in our present tax rate system.


Impact of Inflation

     Reimbursement rates under the Medicare and Medicaid programs generally reflect the underlying increases in costs and expenses resulting from inflation. For this reason, the impact of inflation on profitability has not been significant.


Plan to Restructure

     During the third quarter, and as a result of congressional action terminating partnership taxation for public partnerships beginning in 1998, NHC announced a restructuring plan which will be voted on by NHC partners in December. The plan calls for the limited partnership to form two new publicly traded corporations effective at 11:59 p.m. on December 31, 1997. One company named National HealthCare Corporation will contain all the operations that National HealthCare L.P. has now except for the real estate. The real estate will transfer to a second company named National Health Realty, Inc. which is not expected to grow except through National HealthCare Corporation. National HealthCare Corporation is expected to grow as National HealthCare L.P. would have grown in the future.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


     Preliminary estimates indicate that the REIT will have sufficient funds to pay an initial 1998 annualized dividend of $1.33 per share, of which $1.10 is anticipated to be taxable and 23 cents is return of capital. This compares with NHC's 1997 estimated cash distribution of $2.40 per unit and up to $4.00 in taxable income per unit. National HealthCare Corporation is expected to focus on growth and initially not pay a dividend.


Forward Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities exchange Act of 1934. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the time this report is filed with the Securities and Exchange Commission, no assurance can be given that such expectations will prove correct. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.


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

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)



                    In March 1996, Florida Convalescent Centers, Inc. (FCC), an
               independent Florida corporation for whom the company manages sixteen licensed nursing centers in Florida, gave NHC notice of its intent not to renew a management contract at one of the centers. Pursuant to written agreements between the parties, NHC valued the center, offering to either purchase the center at the price so valued or require FCC to pay to NHC certain deferred compensation based upon that value (the "deferred compensation fee, or DCF"). FCC responded on March 26, 1996, by filing a Declaratory Judgment suit in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, requesting the court to interpret the parties' rights under their contractual arrangements. Since that time, FCC has amended the suit to allege, among other items, that NHC has "self-dealt" with or mismanaged the centers, that the deferred compensation creates a usurious rate of interest, and that the recorded mortgages securing FCC's debt to NHC do not secure the payment of the DCF. NHC has denied all allegations and conclusions. Although on November 5, 1997, the trial court ruled on FCC's Partial Motion for Summary Judgement that the mortgages do secure the DCF and that the DCF is due upon termination of a management contract, the suit is still in the preliminary stages and no trial date has been scheduled.

                    In January, 1997, NHC was notified that FCC did not intend to renew an additional four contracts which matured in 1997, but FCC agreed that NHC will remain as manager until a final decision is reached by the Sarasota Court. The remainder of the FCC contracts may be terminated in the years 2001-2003.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


                    The company is also a defendant in a lawsuit styled
               Braeuning et al vs. National HealthCare L.P. et al filed "under seal" in the U. S. District Court of the Northern district of Florida on April 9, 1996. The court removed the seal from the complaint - but not the file itself - on March 20, 1997 and service of process occurred on July 8, 1997 with the government participating as an intervening plaintiff. By agreement, and with court approval, the suit has been moved from the Pensacola District Court to the Tampa, Florida, District Court and NHC's time for filing its Answer has been extended through year end 1997. The suit alleges that NHC has submitted cost reports and routine cost limit exception requests containing "fraudulent allocation of routine nursing services to ancillary service cost centers" and improper allocation of skilled nursing service hours in four managed centers, all in the state of Florida. The suit was filed under the Qui Tam provisions of the Federal False Claims Act, commonly referred to as the "Whistleblower Act".

                    In regard to the allegations contained in the lawsuit, NHC believes that the cost report information of its centers have been either appropriately filed or, upon appropriate amendment, will reflect adjustments only for the correction of unintentional misallocations. Prior to the filing of the suit, the Company had commenced an in-depth review of the nursing time allocation process at its owned, leased and managed centers. A significant number of amended cost reports have been filed and the Company continues to schedule and prepare revised cost reports and exception requests. It is anticipated that all years in question will be reviewed prior to there being further action in this matter at the judicial level. The Company is fully cooperating with the government in an attempt to determine dollar amounts involved, and intends to aggressively pursue an amicable settlement of this matter. The cost report periods under review include periods from 1991 through 1995.

                    NATIONAL HEALTHCARE L.P.

                       September 30, 1997
                          (Unaudited)


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

                       September 30, 1997
                          (Unaudited)


Item 4.   Submission of Matters to Vote of Security Holders.  None


Item 5. Other Information. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Plan to Restructure which is hereby incorporated by reference into this
          Item 5.


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


                                        NATIONAL HEALTHCARE L.P.
                                             (Registrant)



Date  November 14, 1997                 /s/ Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary



Date  November 14, 1997                 /s/ Donald K. Daniel
                                        Donald K. Daniel
                                        Vice President and Controller
                                        Principal Accounting Officer